Form 10-K405
period 1999-12-31
ONDISPLAY INC
filed 2000-03-24
CIK 1093513

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-28455

                                ONDISPLAY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           68-0391052
         (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

                            12667 ALCOSTA BOULEVARD
                                   SUITE 300
                             SAN RAMON, CALIFORNIA
                         (ADDRESS OF PRINCIPAL OFFICE)

                                     94583
                                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (925) 480-2000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, on March 3, 2000 was approximately $982,138,000 based on the closing sale price of the Common Stock as reported on the Nasdaq National Market. Shares of Common Stock held by each executive officer, each director, each affiliate of an executive officer or director and each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 3, 2000, the registrant had outstanding 20,175,507 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the 2000 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements that involve risks and uncertainties. We use the words "anticipates," "believes," "plans," "expects," "future," "seeks," "estimates" and "intends" and similar expressions to identify forward-looking statements. This report also contains forward-looking statements attributed to third parties relating to their estimates regarding the growth of e-commerce and the use of the Internet for engaging in purchasing transactions. The forward-looking statements in this report involve risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors are discussed in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

ITEM 1. BUSINESS

OVERVIEW

     We offer a comprehensive suite of software applications that enable companies to rapidly deploy and easily manage e-business portals and e-marketplaces. Our solution addresses the unique challenges faced by e-business portals and e-marketplaces in both business-to-business and business-to-consumer e-commerce. Our infrastructure solutions allow both business-to-business and business-to-consumer e-commerce companies to rapidly automate and continuously manage the flow of information and transactional data among their suppliers, distributors and customers. Our products enable our e-business portal and e-marketplace customers to: achieve rapid time-to-market, engage and retain customers, increase revenues and marketshare and attain agile e-business relationships. Our e-business portal and e-marketplace customers include Aspect Development, Alta VistaShopping.com, FASTXchange, Harbinger Corporation, Moore North America Ltd., Order Trust, PurchasePro.com, SciQuest.com, TPN Register, TRIP.com, Travelocity.com, Vignette Corporation and W.W. Grainger, Inc.

INDUSTRY BACKGROUND

     Companies in all industries around the world face the strategic imperative of re-creating themselves into electronic commerce, or e-commerce, companies. By augmenting or even replacing their traditional distribution, supply chain and customer-service channels with Internet-based channels, these companies seek to build new revenue streams and gain competitive advantage. Although the first generation of e-commerce consisted primarily of basic Web sites offering product information for marketing purposes, today the stakes are higher. We believe successful companies now need to create value-added relationships with suppliers and distributors and offer differentiated and unique online services to customers. By extending core business processes over the Internet and integrating systems with suppliers, distributors and customers, these companies seek to achieve significant competitive advantage, increased customer satisfaction and new sources of revenues. This next generation of e-commerce, often referred to as e-business, is transforming the way business is done and has given rise to the "Internet economy."

     With the evolution of the Internet as a primary means of conducting business, both in business-to-business and business-to-consumer markets, competitive pressures have driven new and more sophisticated forms of e-commerce to emerge. In the Internet economy, companies find it increasingly difficult to differentiate their offerings on the basis of products, price or location. As a result, vendors must deliver comprehensive business services and information to offer enhanced value to their suppliers, distributors and customers. In particular, companies seek to participate in two complementary e-business channels -- e-business portals and e-marketplaces -- as distinct ways to capitalize on the Internet, expand their businesses and protect their revenue opportunities. These channels are complementary since many vendors will create an e-business portal to directly sell their own goods and services in addition to offering those goods and services through participation in an e-marketplace.

     e-Business Portals. An e-business portal is an online destination site where vendors create value- added relationships with their suppliers, distributors and customers by offering an expanded set of information and services. For example, a business-to-consumer, travel-oriented e-business portal enables visitors to gain information about all aspects of the travel experience, including airfare, hotel availability, cultural activities, weather and current events, and then purchase all of the goods and services for a particular trip without having to leave the portal at any point in the process.

     e-Marketplaces. An e-marketplace is a comprehensive trading hub designed to efficiently manage transactions and services among multiple buyers and sellers. For example, a business-to-business e-marketplace acts as an intermediary to enable businesses to interact with potentially thousands of discrete vendors, compare parts, prices and configurations among those vendors, and then purchase all of the goods and services from one or several vendors without having to leave the e-marketplace at any point in the process.

     The Internet economy is poised for rapid growth, across both business-to-business and business-to-consumer markets. According to Forrester Research, the volume of business-to-business e-commerce transacted through e-business portals, e-marketplaces and other e-business offerings will grow from $43 billion in 1998 to $1.3 trillion in 2003.

     There are many demands placed on the infrastructure of e-business portals and e-marketplaces. Companies deploying e-business portals and e-marketplaces must be able to offer a broad range of dynamic information and services from a large, diverse set of trading partners, and do so faster than their competitors. Compounding this challenge is the fact that these e-business relationships require agility in terms of flexible, adaptable connections that accommodate rapid change. No single standard can be imposed on all suppliers of information and services offered by e-business portals and e-marketplaces.

     To successfully address these business requirements, e-business portals and e-marketplaces must meet complicated technical requirements. Key technical requirements include:

     - Aggregation -- capturing and transforming diverse information from a broad range of sources and in multiple formats;

     - Integration -- integrating e-business portals and e-marketplaces with operational systems to synchronize and automate services and transactions;

     - Exchange -- enabling the exchange of business documents, including purchase orders and invoices, for secure, real-time business process automation;

     Given these requirements, e-business portals and e-marketplaces face significant challenges in effectively expanding their businesses to fully capitalize on the opportunities created by the Internet. Existing approaches for addressing these challenges are limited. The most common approaches consist of manual, custom systems, which may be adequate initially, but tend to break down as the e-business portals and e-marketplaces expand to provide additional services and information from an ever-increasing number of suppliers, distributors and customers. Many of these custom approaches incorporate single-function products that address particular infrastructure needs but do not offer a comprehensive solution that spans each of the important requirements. These custom approaches often lack:

     - speed of deployment;

     - ability to accommodate growth to thousands of discrete participants;

     - agility to accommodate rapid change; and

     - comprehensiveness to meet the demands of a broad range of e-business relationships and interactions.

     As a result, there is a need for e-business infrastructure applications that provide a comprehensive solution for enabling e-business portals and e-marketplaces. This solution must be open, expandable to many concurrent users and adaptable to enable the rapid aggregation, integration, and exchange of dynamic information and services.

ONDISPLAY SOLUTION

     We provide a comprehensive suite of software applications that enable companies to rapidly deploy and easily manage e-business portals and e-marketplaces. Our solution addresses the unique challenges faced by e-business portals and e-marketplaces in both business-to-business and business-to-consumer e-commerce. Our product suite spans each of the key infrastructure requirements: aggregation and syndication of diverse content and information; automation of critical business-to-business transactions; integration with operational systems; and proactive notification to enhance customer loyalty.

     Our solution enables our e-business portal and e-marketplace customers to:

     - Achieve Rapid Time-to-Market. Our products enable our customers to rapidly deploy e-business portals and e-marketplaces. We provide a comprehensive application suite that eliminates the need for months of custom programming and that reduces the customer's reliance on complex systems integration. As a result, we enable our customers to dramatically reduce their time-to-market.

     - Engage and Retain Customers. By automating the aggregation of a wide variety of rich, relevant, and timely information and services, our solution enables e-business portals and e-marketplaces to transform their Web sites into highly convenient destination locations for their customers. In addition to aggregating diverse information and services, we offer a personalization product that enables our customers to automatically notify their participants of newly available information. These personalization and rich content capabilities enable e-business portals and e-marketplaces to turn temporary visitors into buyers and to then build high-quality relationships with those buyers over time.

     - Increase Revenues and Market Share. Our products enable our customers to create superior Internet revenue channels through the rapid delivery of high quality information and services, and through achieving efficient interactions with suppliers, distributors and other business affiliates. These superior Internet revenue channels may, in turn, drive market share expansion as our customers are able to enhance their competitive position and extend their market leadership.

     - Enable Expandable and Agile e-Business. Our solution enables our customers to be more agile in responding to the rapid pace of change associated with the Internet economy. By delivering an easy-to-use and highly flexible product suite, we provide our customers with the ability to handle a broad range of rapidly changing business relationships. Our solution is capable of growing to support thousands of participants, flexible to accommodate rapidly changing relationships and industry standards, and adaptable to manage disparate systems and ways of doing business.

ONDISPLAY STRATEGY

     Our objective is to become the leading provider of comprehensive e-business infrastructure solutions that enable the creation of e-business portals and e-marketplaces. Key elements of our strategy to achieve this objective are:

     - Target e-Business Portal and e-Marketplace Markets. We intend to establish our brand and expand market share in two large and growing e-business markets: e-business portals and e-marketplaces. In the e-business portal market we will target both traditional and Internet-based businesses across specific markets with critical and urgent e-business needs. Our strategy is to pursue industries that have a large number of fragmented buyers and sellers and conduct large amounts of commerce. At the same time, we intend to aggressively expand our presence in the e-marketplace market, which we believe represents a major opportunity as e-marketplace businesses become pioneers in the use of automated, robust and expandable information exchange solutions.

     - Additional Exposure Through Network Effects. As our customers use our solution across their network of suppliers, buyers and other market participants, numerous other e-businesses become aware of our products and their features and are continually exposed to our products with subsequent exchanges of critical business information. We believe this allows participants in e-business transactions to experience the benefits that our products deliver first hand, which creates a powerful network effect to drive more rapid product recognition and adoption. We intend to take maximum advantage of this visibility across our targeted markets in order to drive increased sales.

     - Continue Our Technological Innovation. We intend to continue to innovate comprehensive e-business infrastructure solutions based on our technology and emerging industry standards. Our core CenterStage technology provides a powerful foundation for seamless information exchange among e-business participants. With each succeeding generation of our technology, we have extended this foundation and added features that increase the range of functions and ease-of-use of our solutions. For example, as the Internet becomes the preferred medium for business transactions of all types, companies are increasingly using extensible markup language, or XML, as the software protocol upon which to base their interactions with suppliers, distributors and customers. We intend to take advantage of this trend by continually enhancing our highly automated, easy-to-use XML solution.

     - Build Upon Our Network of Relationships. We are building relationships with a variety of industry leading independent software vendors, platform providers and systems integrators. We intend to utilize and extend this network to reach target markets, accelerate the adoption of our technologies, and test and validate our next-generation product and technology. These relationships enable us to focus on our core competencies, while offering our customers highly complementary technologies from industry leaders and innovators. We believe that these relationships, in addition to others that we intend to pursue, will help validate and accelerate the widespread adoption of our e-business infrastructure solutions.

     - Expand Our International Presence. We intend to penetrate global markets by establishing a worldwide field sales, marketing, and services organization. We are currently establishing and staffing international headquarters and field sales offices in Europe. We also expect to establish relationships with international distributors and systems integrators.

PRODUCTS

     We provide an integrated solution for enabling the rapid deployment and seamless management of e-business portals and e-marketplaces. Our products are complementary, but can be purchased separately, so that online businesses can select the individual products they need to meet their immediate business objectives and then add additional CenterStage products as their requirements evolve.

     The license fee for each CenterStage product is based on the number of servers running the software and the number of different information sources accessed. The list price of each CenterStage product starts at $75,000. License fees for installations typically range from $100,000 to $400,000. The CenterStage product suite includes:

     - CenterStage eContent -- Our CenterStage eContent application enables our customers to aggregate, or gather, and transform a wide range of information, or content, for their e-business portals and e-marketplaces. Whether the source format is structured, as with database or application data, or unstructured, as with Web pages, CenterStage eContent lets users specify, select, transform, update and manage diverse content rapidly and easily. CenterStage eContent can handle high volumes of data, for example, aggregating text and graphics on hundreds of thousands of products. As a result, CenterStage eContent enables e-business portals and e-marketplaces to deliver a wide array of rich, relevant information to keep their customers from having to leave their Web sites to access this information.

       Travel portals, for example, use CenterStage eContent to pull up-to-date airline, hotel, cruise package, car rental and weather information onto their Web sites from hundreds of affiliated companies. By presenting customers with this pertinent and timely information, these travel portals are better able to engage and retain their customers and increase their bookings.

     - CenterStage eBizXchange -- Our CenterStage eBizXchange application takes advantage of advanced technologies to rapidly and securely exchange business transaction information across a wide array of trading partners. This information exchange can be accomplished across corporate security systems, or firewalls, using both "tight" and "loose" collaboration models. CenterStage eBizXchange's tight collaboration model allows business partners to define a standard approach for secure business-to-business information exchange, using a mutually agreed upon format. The product's loose collaboration model, enables the e-business to complete a transaction with its online trading partner by mimicking a user's actions on the trading partner's Web site, without the need for an explicit format agreement between the partners. CenterStage eBizXchange can handle thousands of transactions simultaneously, which enables our customers to expand their e-business applications to meet the needs of increasing numbers of users.

       Industrial supplies e-marketplaces, for example, use CenterStage eBizXchange to manage transactions among multiple buyers and sellers, using a range of transaction formats and protocols. These e-marketplaces use CenterStage eBizXchange to automatically request and route electronic business documents including purchase orders, requisitions, inventories and pick lists. These e-marketplaces may use tight collaboration for large buyers and suppliers, while they employ loose collaboration for smaller groups that might not have the resources to implement specific technology formats.

     - CenterStage eIntegrate -- Our CenterStage eIntegrate product provides a complete solution for linking the e-business portal or e-marketplace with its existing internal applications, including enterprise resource planning, or ERP, systems. This linking, or integration, enables the portal's customers, partners and suppliers to perform a range of functions on the Web-based portal, including placing an order with the source data, such as inventory availability, accessible from an internal system. CenterStage eIntegrate can handle thousands of internal application updates and data requests simultaneously, which enables our customers to expand their e-business applications to meet the needs of increasing numbers of users. CenterStage eIntegrate can use existing technologies, including popular message brokers, to request and route data. In addition, customers can purchase and use integration toolkits to create tighter links between their e-business portals and their internal applications, including those from Oracle, PeopleSoft and SAP.

       A computer and electronics portal, for example, may use CenterStage eIntegrate to process customer orders and enter these orders directly into the e-business's internal accounting system. The portal's customers could also check the status of their orders by accessing that information directly from the internal accounting system using CenterStage eIntegrate.

     - CenterStage eNotify -- Our CenterStage eNotify product allows e-businesses to offer customer-requested updates, or alerts, to build relationships with their customers. Unlike many existing programs that track each user's behavior patterns to create targeted sales offers, CenterStage eNotify enables online visitors to enter their own information requests about specific events on the e-business Web site. The CenterStage eNotify system would then deliver notifications of new requested information via email or pager update directly to the customer. CenterStage eNotify can support thousands of information requests, which enables our customers to meet the needs of increasing numbers of users. This event-based execution enables customers to receive notifications based on timely information.

       An online gift store, for example, can use CenterStage eNotify to invite customers to specify the product and price they want, and to then alert those customers when the requested item is available.

     - CenterStage eSyndicate -- Our CenterStage eSyndicate product enables e-businesses to offer, or publish, select information from their e-business portals or e-marketplaces, based on customers' information requests, or subscriptions. CenterStage eSyndicate intelligently manages and routes the requested information using any electronic format, open standard or industry protocol. CenterStage eSyndicate is capable of routing a wide range of continuously changing information from an array of original sources, including databases and Web pages.

       An automotive manufacturer, for example, may use CenterStage eSyndicate to publish parts catalogs to its dealer network. Dealers in the network would select the parts information they need and specify how often they want the manufacturer to update the information. As the manufacturer adds new parts or changes prices on its Web site, CenterStage eSyndicate would automatically update dealers on the changes relevant to them.

     - XML Connect(TM) -- Our XML Connect product is a free, downloadable software product that allows e-commerce participants -- including buyers, suppliers and e-marketplaces -- to establish secure, reliable, guaranteed XML business document exchange, without the need to install and manage closed or proprietary XML servers. With XML Connect acting as a standardized XML transport, e-commerce participants can achieve secure online document exchange quickly and easily.

       A chemical supplies e-marketplace, for example, may use XML Connect to quickly establish secure online document exchange with multiple suppliers of laboratory equipment. The e-marketplace and each of its suppliers would simply download the free XML Connect product, and then use XML Connect to select and schedule documents for exchange.

--------------------------------------------------------------------------------------------------
        PRODUCT                      FEATURES                             BENEFITS
--------------------------------------------------------------------------------------------------
 CenterStage eContent    - Rapid, automated content        - Quick access to rich, relevant
                           aggregation from diverse          content from the most appropriate
                           sources                           source available
                         - Access to structured and        - Fresh content delivered automatically
                           unstructured data               - Reduces deployment cost by not
                         - Easy-to-use interface             requiring programmer support
                         - Expandable to many concurrent   - Supports data from a variety of
                           users                             sources and multiple concurrent users
--------------------------------------------------------------------------------------------------
 CenterStage             - Automated transaction exchange  - Time and cost savings from
 eBizXchange               between market participants       elimination of manual processes
                         - Support for "loose"             - Exchange transactions with multiple
                           collaboration                     trading partners without requiring
                         - Support for "tight"               changes to the partner's
                           collaboration models using        infrastructure
                           industry standards              - Rapidly facilitates business
                         - High-volume execution             transactions using reliable, highly
                           environment                       secure connections
                                                           - Quick and reliable business exchange
                                                             processing
--------------------------------------------------------------------------------------------------
 CenterStage eIntegrate  - Automated, rapid integration    - Reduces manual integration processes
                           of e-business portal with       - Support for high transaction volumes
                           internal applications             with complex business process routing
                         - Expandable, real-time           - Flexibility to route transactions and
                           execution                         messages while optimizing existing
                         - Integration with industry         enterprise infrastructures
                           leading message brokers         - Tight integration with leading
                         - PeopleSoft, Oracle and SAP        enterprise resource planning
                           Integration Toolkits              applications
--------------------------------------------------------------------------------------------------
 CenterStage eNotify     - Customer request-based          - Proactive, permission-based
                           notification                      interaction to engage and retain
                         - Event-based execution             customers
                         - Delivery of alerts via email    - Notifications based on fresh,
                           and pager                         relevant content
                                                           - Immediate, reliable notification
                                                              using customer's preferred medium
--------------------------------------------------------------------------------------------------
 CenterStage eSyndicate  - Automated content publication   - Customized information based on
                           based upon user subscriptions     company specific requirements
                         - Content publishing in multiple  - Flexibility to syndicate content to a
                           formats                           wide range of market participants
                         - Continuous routing of dynamic   - Automatic support for fast-changing
                           data using industry standards     information
--------------------------------------------------------------------------------------------------

                      [INSERT E-BUSINESS PORTALS GRAPHIC]

     Using the CenterStage application suite, an e-business portal can rapidly automate and continuously manage the flow of information among its suppliers, distributors and customers. In the diagram above, the e-business portal uses CenterStage eContent to quickly gather and transform diverse product and other information from a large community of suppliers, regardless of source format. In addition, the e-business portal uses CenterStage eBizXchange to automate business transactions with suppliers and also with e-marketplaces and other affiliates. CenterStage eIntegrate is used to link the e-business portal with internal systems. The e-business portal may use CenterStage eNotify to proactively deliver requested notifications to customers, while it uses CenterStage eSyndicate to publish customized product catalogs and price lists to affiliates and e-marketplaces.

                        [INSERT E-MARKETPLACES GRAPHIC]

     An e-marketplace may use the CenterStage product suite to automate and seamlessly manage the flow of information and transactions among multiple buyers, suppliers and distributors. The e-marketplace is able to use CenterStage eContent to capture and transform diverse data from multiple suppliers, while using CenterStage eBizXchange to handle multiple simultaneous transactions among buyers, affiliates and suppliers. CenterStage eSyndicate can be used to proactively publish information of interest to buyers and affiliates using a variety of formats. Concurrently, participant buyers and suppliers can use CenterStage eIntegrate to link their e-business operations with their internal applications.

     Each of the participants in the e-business value chain are able to use our CenterStage product suite to exchange information and services with other participants. For example, suppliers may use CenterStage eSyndicate to publish information to multiple e-marketplaces simultaneously, just as an e-business portal is able to publish information to its customers. Similarly, corporate buyers may use CenterStage eIntegrate to link their Web-based procurement applications to operational systems.

SERVICES

     Our professional services organization works with customers to ensure that they meet their business objectives and achieve their expected return on investment. We focus on the rapid deployment of e-business solutions by taking advantage of an experienced team of consultants. Our professional services organization brings a diverse set of skills and experiences -- combining both business and technical expertise to quickly meet our customers' requirements. Our professional services include:

     - design system and application architectures that best utilize the functionality of our software;

     - installation of our software and implementation within customers' existing information technology infrastructure;

     - transformation of data from one format to another;

     - development of interfaces between disparate software applications;

     - training of users at the location of implementation; and

     - maintenance and support of our software by skilled professional services providers.

ARCHITECTURE

     Our CenterStage product suite is based on the CenterStage technology platform. This platform provides a means to develop and execute agents for accessing, gathering, transforming and distributing information and transactions using multiple approaches. Our CenterStage technology platform provides easy application customization capabilities along with a high-performance execution engine for production environments.

     The CenterStage architecture provides the following environments:

     - rapid development environment -- graphical development environment for creating CenterStage agents and for customizing the resulting information display; and

     - execution/routing environment -- featuring a high-volume execution server for processing information agents.

                   [INSERT CENTERSTAGE ARCHITECTURE GRAPHIC]

  Rapid Development Environment

     At the core of our CenterStage technology platform is a graphical development environment to create and test information retrieval and transformation agents. These agents have the ability to access information from multiple sources in many different formats. Some of these sources include the Web, databases, software applications and various information systems.

  Flexible Execution/Routing Environment

     Our flexible CenterStage technology architecture can process agents in three ways:

     - the Agent Engine processes large batches of information on a one-time or regularly scheduled basis;

     - the Agent Server handles multiple requests simultaneously and also includes a load balancing feature, which distributes requests across multiple servers; and

     - the Content Broker enables the publishing of agents based on user-defined events. These agents can be published through a wide variety of delivery mechanisms, including message brokers, application interfaces, Internet connections, e-mail and pagers.

CUSTOMERS

     The following is a representative list of our customers as of December 31, 1999 who have purchased CenterStage products for use in e-business portal or e-marketplace applications.

AltaVistaShopping.com                                 Moore North America Ltd.
Aspect Development                                    OrderTrust
Carlson Travel Group                                  Orlando Sentinel Communications
Classified Ventures                                   PurchasePro.com
Corporate Software and Technologies                   RMI.NET
Extricity Software, Inc.                              SciQuest.com
Fashionmall.com                                       TPN Register
FASTXchange                                           Travelocity.com
Harbinger Corporation                                 TRIP.com
W.W. Grainger, Inc.                                   Vignette Corporation

     No customer accounted for more than 10% of our revenues in the year ended December 31, 1999. For the year ended December 31, 1998, one customer accounted for 13% of total revenue and a second customer accounted for 11%.

SALES AND MARKETING

     We market our CenterStage products and related services primarily through a direct sales organization. Our direct sales organization focuses on sales to recently formed companies that are creating e-business portals and e-marketplaces and larger corporate customers building or improving their Web presence. We maintain a sales office in our headquarters in San Ramon, California and in offices located in the following metropolitan areas: Atlanta, Boston, Denver, Farmington, Connecticut, Houston, Indianapolis, Kansas City,

Los Angeles, Mt. Laurel, New Jersey, Vienna, Virginia and West Orange, New Jersey. We intend to increase our North American sales force by opening additional field sales offices and adding sales representatives to our existing territories. Additionally, we are expanding our presence in international markets by building an international sales force.

     Since our inception, we have invested substantial resources in a broad range of marketing activities to generate demand, gain corporate brand identity, establish the e-business portal and e-marketplace product category and educate the market about our products and services. These activities have included advertising, including both print and online, direct marketing, including direct mail and e-mail and online seminars, public relations, participating in trade shows and conferences and providing product information through our Web site.

     In addition to the direct sales channel, we have also entered into several marketing and referral agreements with industry leading software companies. As part of these agreements these companies introduce our products and services to prospective customers to generate qualified sales leads. In some cases we pay a referral fee for these leads. These fees are based on the net license revenue we receive from these leads and are included in marketing expense when paid. These agreements enable us to expand our potential market and help to validate our solution.

     As part of our sales and service offerings, we provide comprehensive product support through a variety of methods. Our experienced support team members understand the problems our customers face and work closely with them to help provide solutions. This comprehensive support enables us to ensure our customers' satisfaction and increases opportunities for repeat sales and positive customer references.

COMPETITION

     The market for our products and services is intensely competitive, evolving and prone to rapid technological change. We expect the intensity of competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services offered. To date, we have faced competition and sales resistance from the internal information technology departments of current and potential customers that have developed or may develop in-house systems that may substitute for those we offer. We expect that internally developed infrastructure systems will continue to be a principal source of competition for the foreseeable future. In the business to business integration market, we encounter competition from webMethods and Vitria Technology, Inc. If we are successful, we expect to encounter many additional competitors in the future. In addition, because there are relatively low barriers to entry in the software market, we expect additional competition from other established and emerging companies as the Internet software market continues to develop and expand. In particular, we believe we may face competition from IBM, Microsoft, Oracle and Sun Microsystems as those companies may perceive entry into our market segment as strategic. We also may face competition from established companies in the enterprise application integration and e-business platform markets, any of which could build and market products that would reduce or eliminate the need for our technology.

     We believe that the principal competitive factors affecting our market include core technology, product features, product quality and performance and customer service. Although we believe that our products and services currently compete favorably with respect to these factors, our market is relatively new and is rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

     Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with current and potential customers of ours, have extensive knowledge of our industry and are capable of offering a comparable solution. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products and services than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of software industry consolidations.

     Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, operating results and financial condition. We may not be able to compete successfully against current and future competitors.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we seek to protect through a combination of copyright, trade secret and trademark law. We also enter into confidentiality or license agreements with our employees and consultants, and other companies with whom we have concluded marketing agreements and generally seek to control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. We pursue the registration of our trade and service marks in the United States and internationally, and we have registered the trademarks OnDisplay and CenterStage in the United States. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet, and policing unauthorized use of our proprietary information is difficult.

     Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving. We cannot give any assurance as to the future viability or value of any of our proprietary rights. In addition, we cannot give any assurance that the steps taken by us will prevent misappropriation or infringement of our proprietary information. Any intellectual property infringement or misappropriation, should it occur, could have a material adverse effect on our business, operating results and financial condition.

     In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any intellectual property litigation would result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, operating results and financial condition. Our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. Any claim and resultant litigation, should it occur, might subject us to significant liability for damages and might result in invalidation of our proprietary rights and even if not meritorious, would be time consuming and expensive to defend and would result in the diversion of management time and attention, any of which might have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

     As of December 31, 1999, we employed 175 persons. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees.

PENDING OBERON ACQUISITION

     OnDisplay and Oberon Software Incorporated have entered into an agreement for Oberon to be acquired by OnDisplay in a transaction to be accounted for as a purchase. We expect to issue approximately 1,922,371 shares of OnDisplay common stock in the acquisition of Oberon, and to assume Oberon stock options that will become options to purchase a total of approximately 343,180 OnDisplay shares. We expect the acquisition to be completed at the end of March, 2000.

     Oberon offers software solutions designed to help its customers automate the integration of multiple application software offerings. Oberon's solutions enable the connection of customers and suppliers, the automation of internal business processes required to work effectively with customers and suppliers, and the ability to rapidly respond to changes in these relationships. This is accomplished through Oberon's e-Enterprise suite of integration products, a visual integration development environment and suite of intelligent applications and technology adapters. Together, these simplify the integration of business applications, and a growing network of third-party application and service partners. Oberon's products and services are designed to support each state of e-business integration; including intra-enterprise, business-to-business, business-to-consumer and e-marketplace.

EXECUTIVE OFFICERS

     The following table sets forth information concerning our executive officers.

                 NAME                    AGE                        POSITION
                 ----                    ---                        --------
Mark Pine..............................  45     Chairman of the Board and Chief Executive Officer
Venkat Mohan...........................  47     President, Chief Operating Officer and Director
David Larson...........................  52     Vice President and Chief Financial Officer
Trung Dung.............................  32     Chief Technology Officer
Olivier Sermet.........................  35     Sr. Vice President, Worldwide Field Operations
Carol Richwood.........................  39     Vice President, Corporate Controller
Santi Pierini..........................  36     Vice President, Global Product Management
Peter Buzzard..........................  33     Vice President of Product Marketing
Janet Azevedo..........................  40     Vice President of Human Resources

     Mark Pine is a founder of OnDisplay and has served as our Chief Executive Officer and as a member of our board of directors since August 1996, and also as our President until November 1999. From 1994 to August 1996, Mr. Pine served as a part-time consultant to various software companies. From 1990 to 1994, Mr. Pine was the Vice President of Engineering and Senior Vice President of Sybase, Inc., a database software company, overseeing Sybase's largest product division. Prior to joining Sybase, Mr. Pine was a part of the founding management team of ARIX Corporation, a computer manufacturer, and Parallel Computers, a computer manufacturer. Mr. Pine holds a B.A. from University of California, San Diego.

     Venkat Mohan became our President and Chief Operating Officer in November 1999 and became a director in January 2000. Prior to joining OnDisplay, he had been Vice President, Global Marketing and e-Commerce at General Electric Information Services, Inc., a subsidiary of General Electric Company, since August 1996. Mr. Mohan was the President and COO of Cadis Inc., a software company, from November 1993 to August 1996, and was the Executive Vice President, Marketing of VMX, Inc., a voice processing technology company, from 1990 to 1993. He holds a technology degree from the Indian Institute of Technology, an MS degree in Industrial and System Engineering from the University of Florida and an MBA degree from the Harvard Business School, where he was a Baker Scholar.

     David Larson has served as our Vice President and Chief Financial Officer since October 1999. From November 1998 to September 1999, Mr. Larson served as Senior Vice President and Chief Financial Officer of AboveNet Communications Inc., a provider of managed co-location and Internet connectivity solutions. From December 1997 to November 1998, Mr. Larson served as Vice President and Treasurer of Silicon Valley Group, Inc., a manufacturer of semiconductor equipment. From August 1993 to December 1997, Mr. Larson served as Silicon Valley Group's Director of Planning and from July 1991 to August 1993, Mr. Larson served as Silicon Valley Group's Corporate Controller. Mr. Larson received a B.S. from California Polytechnic State University, San Luis Obispo.

     Trung Dung is a founder of OnDisplay and has served as our Chief Technology Officer since August 1996. From August 1995 to June 1996, Mr. Dung was a senior software engineer at Open Market, Inc., an e-commerce software provider. From August 1994 to July 1995, Mr. Dung was a senior software engineer with Software Emancipation Technology, a software company. Mr. Dung holds a B.S. from University of Massachusetts and attended graduate school at Boston University from 1988 to 1993.

     Olivier Sermet has been our Sr. Vice President, Worldwide Field Operations since February 2000 and served as our Vice President, Worldwide Field Operations from May 1997. From June 1995 to May 1997, Mr. Sermet served as Vice President of Operations and General Manager for Dun & Bradstreet Software, a software company. From 1994 to June 1995 Mr. Sermet served as Regional Sales Manager at Racal Datacom, a manufacturer of telecommunications equipment. Mr. Sermet holds a Baccalaureate from Ecole de Provence (Marseille, France) and an M.B.A. from Northern Illinois University.

     Carol Richwood has served as our Vice President, Corporate Controller since April 1999. From June 1997 to April 1999, Ms. Richwood served in various senior accounting positions at PeopleSoft, Inc., an enterprise software supplier, including as a divisional controller of PeopleSoft. From June 1994 to June 1997, she served as controller of various divisions of VeriFone, Inc., a supplier of transaction automated systems. Ms. Richwood holds a B.S. from San Francisco State University and is a certified public accountant.

     Santi Pierini has served as Vice President, Global Product Management since November 1999, and also held positions as our Vice President of Technology from February to November 1999, and as our Director of Worldwide Presales (technical support) from July 1997 to February 1999. From August 1994 to July 1997, Mr. Pierini served as Director, Presales of Dun & Bradstreet Software, Inc. Mr. Pierini holds a B.S. from California Polytechnic State University, San Luis Obispo.

     Peter Buzzard has served as Vice President of Product Marketing since September 1999. From February 1996 to November 1998, Mr. Buzzard served as Manager of Worldwide Channel Marketing at Open Market, Inc., a software company. From May 1995 to February 1996, Mr. Buzzard served as Senior Product Marketing Manager at ON Technology, Inc., a software company. From July 1993 to May 1995, Mr. Buzzard served as Marketing Manager at MathSoft, Inc., a software company. Mr. Buzzard holds a B.S. from the College of Idaho and an M.I.M. from the American Graduate School of International Management.

     Janet Azevedo became our Vice President of Human Resources in November 1999. From October 1998 to November 1999, Ms. Azevedo performed independent consulting services. From May 1996 to September 1998, Ms. Azevedo served as Vice President, Human Resources of Genstar Container Corporation, a subsidiary of General Electric Company. From September 1993 to May 1996, Ms. Azevedo served as Vice President, Human Resources and Administration of GE Capital Computer Leasing, a subsidiary of General Electric Company. Ms. Azevedo holds a B.B.A. from Baylor University.

ITEM 2. PROPERTIES

     We sublease approximately 38,000 square feet of office space in two office locations in San Ramon, California and smaller sales offices located in the following metropolitan areas: Atlanta, Boston, Denver, Farmington, Connecticut, Houston, Indianapolis, Kansas City, Missouri, Los Angeles, Mt. Laurel and West Orange, New Jersey and Vienna, Virginia. We believe that our San Ramon facilities will meet our space requirements for the next year. The sublease for the San Ramon facilities expire in July 2000 and July 2002 with no option to extend.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable. No matters were submitted to a vote of security holders from December 17, 1999, the date upon which the registrant first became subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, through December 31, 1999, the end of our fourth quarter.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock has been traded on the Nasdaq National Market under the symbol ONDS since our initial public offering on December 17, 1999. Prior to that time there was no public market for our Common Stock. The following table sets forth for the period indicated the high and low sale prices of the Common Stock as reported on the Nasdaq National Market.

                                                               HIGH       LOW
                                                              -------    ------
FISCAL YEAR ENDED DECEMBER 31, 1999
  Fourth Quarter (from December 17).........................  $104.56    $77.00

On March 3, 2000, there were approximately 175 holders of record of the Common Stock.

     We have never declared or paid cash dividends on our capital stock. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Under our agreement with a secured lender, we may not pay cash dividends without the lender's prior approval.

ITEM 6. SELECTED FINANCIAL DATA

     The statement of operations data for the three years in the period ended December 31, 1999 and the balance sheet data at December 31, 1998 and 1999 are derived from our Financial Statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included commencing at page 32 in this report. The statement of operations data for the period from inception through December 31, 1996 and the balance sheet data at December 31, 1996 and 1997 are derived from our Financial Statements audited by PricewaterhouseCoopers LLP, that are not included in this report.

                                                 PERIOD FROM
                                               AUGUST 14, 1996
                                             (DATE OF INCEPTION)           YEAR ENDED DECEMBER 31,
                                               TO DECEMBER 31,       ------------------------------------
                                                     1996               1997         1998         1999
                                            ----------------------   ----------   ----------   ----------
                                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNT)
STATEMENT OF OPERATIONS DATA
License revenues..........................        $       --         $      265   $    2,229   $    6,839
Service revenues..........................                --                 --        1,114        4,259
                                                  ----------         ----------   ----------   ----------
          Total revenues..................                --                265        3,343       11,098
                                                  ----------         ----------   ----------   ----------
Cost of license revenues..................                --                 --            2            7
Cost of service revenues..................                --                 --        1,618        4,251
                                                  ----------         ----------   ----------   ----------
          Total cost of revenues..........                --                           1,620        4,258
                                                  ----------         ----------   ----------   ----------
Gross profit..............................                --                265        1,723        6,840
Operating expenses:
  Sales and marketing.....................                42              2,810        5,747       11,917
  Research and development................               393              1,986        2,636        4,714
  General and administrative..............               182              1,158        1,201        3,418
  Amortization of deferred stock-based
     compensation.........................                --                 --          618        3,697
                                                  ----------         ----------   ----------   ----------
          Total operating expenses........               617              5,954       10,202       23,746
                                                  ----------         ----------   ----------   ----------
Loss from operations......................              (617)            (5,689)      (8,479)     (16,906)
Interest income and other, net............                46                173          174          532
Interest expense..........................                (1)               (18)         (43)        (394)
                                                  ----------         ----------   ----------   ----------
Net loss..................................        $     (572)        $   (5,534)  $   (8,348)  $  (16,768)
                                                  ==========         ==========   ==========   ==========
Net loss per share -- basic and diluted...        $    (0.17)        $    (1.62)  $    (2.34)  $    (3.70)
                                                  ==========         ==========   ==========   ==========
Shares used in per share calculation --
  basic and diluted.......................         3,400,000          3,410,313    3,572,353    4,533,282
                                                  ==========         ==========   ==========   ==========

                                                                        DECEMBER 31,
                                                           --------------------------------------
                                                            1996     1997       1998       1999
                                                           ------   -------   --------   --------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA
Cash and cash equivalents................................  $2,751   $ 3,900   $  4,648   $109,617
Working capital..........................................   2,663     3,748      4,584    107,140
Total assets.............................................   2,986     4,710      8,253    117,102
Long-term debt, less current portion.....................       3       128        240      2,338
Mandatorily redeemable convertible preferred stock.......       3    10,200     18,982         --
Accumulated deficit......................................    (572)   (6,106)   (14,454)   (31,222)
Total stockholders' equity (deficit).....................   2,838    (6,098)   (13,729)   106,697

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. Words such as "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions are included to identify forward-looking statements. The following discussion should be read in conjunction with the Financial Statements and Notes included elsewhere in this report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" below and elsewhere in this report.

OVERVIEW

     We expect that the significant majority of our revenues will continue to be derived from our CenterStage product suite and related services for the foreseeable future. Our revenues, which consist of software license revenues and service revenues, totaled $265,000, $3.3 million and $11.1 million for the years ended December 31, 1997, 1998, and 1999. Substantially all of our revenues since inception have been derived from the license of applications based on our CenterStage technology platform and related services. Our product pricing is principally based on the number of servers running the software and the number of different information sources accessed by each customer. Service revenues consist of fees received for consulting, maintenance, customer support and training.

     We sell our CenterStage products and related services primarily through a direct sales force based in the United States. In addition, we have entered into co-marketing arrangements to enhance our indirect sales channels. In the future, we expect that the majority of our revenues will continue to be derived from our direct sales force.

     Revenues from software license agreements are recognized upon shipment or upon notification to the customer of the downloadable software location, provided that a signed contract exists, the fee is fixed and determinable, and collection of the resulting receivable is probable and, if applicable, acceptance criteria are met. Service revenues are recognized as services are performed or, with respect to maintenance, ratably over the contract term, typically over one year.

     Our cost of revenues includes costs associated with the electronic transmission of software and royalties for third party embedded software, which are not material, salaries and related expenses for our consulting and training services and customer support organizations, cost of third parties contracted to provide consulting services to customers and an allocation of our facilities and depreciation expenses.

     We allocate the total costs for facilities to each functional area that uses the overhead and facilities services based on their headcount. These allocated charges include facility rent for the corporate office, communication charges, and depreciation expense for office furniture and equipment.

     Since inception, we have incurred substantial research and development costs and invested heavily in the expansion of our sales, marketing and professional services organizations to support our long-term growth strategy. The number of our full-time employees increased from 39 as of December 31, 1997, to 65 as of December 31, 1998, and to 175 as of December 31, 1999. As a result of these expenses, we have incurred net losses in each fiscal quarter since inception and, as of December 31, 1999, had an accumulated deficit of $31.2 million. We intend to continue expanding our sales and marketing groups and to implement significant marketing programs to solidify our market position, gain name recognition, establish an international presence and introduce new products and services. We also intend to increase our research and development and professional services groups so that we can continue investing in new products and adding additional services to benefit our customers. As a result of these anticipated expenditures we expect to incur net losses in the foreseeable future.

     Through December 31, 1999, we have recorded aggregate deferred stock-based compensation of $33.5 million in connection with stock option grants. This compensation will be amortized over the four-year vesting period of the options. Included in our expenses will be stock-based compensation as a result of stock options granted through December 31, 1999, of $15.4 million in 2000, $8.0 million in 2001, $4.2 million in 2002 and $1.6 million in 2003.

     We believe that period-to-period comparisons of our operating results should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. There can be no assurance we will be successful in addressing such risks and difficulties. Although we have experienced revenue growth recently, this growth may not continue. In addition, we may not achieve or maintain profitability in the future.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
License revenues............................................    61.6%     66.7%
Service revenues............................................    38.4      33.3
                                                              ------    ------
          Total revenues....................................   100.0     100.0
Cost of license revenues....................................      --        --
Cost of service revenues....................................    38.4      48.5
          Total cost of revenues............................    38.4      48.5
                                                              ------    ------
Gross profit................................................    61.6      51.5
                                                              ------    ------
Operating expenses:
  Sales and marketing.......................................   107.4     171.9
  Research and development..................................    42.5      78.9
  General and administrative................................    30.8      35.9
  Amortization of deferred stock-based compensation.........    33.3      18.5
                                                              ------    ------
          Total operating expenses..........................   214.0     305.2
                                                              ------    ------
Loss from operations........................................  (152.3)   (253.6)
Interest income and other, net..............................     1.2       3.9
                                                              ------    ------
Net loss....................................................  (151.1)%  (249.7)%
                                                              ======    ======

YEARS ENDED DECEMBER 31, 1998 AND 1999

  Revenues

     Our revenues are derived from software licenses and related services. Our revenues were $3.3 million and $11.1 million for the years ended December 31, 1998 and 1999. In 1998 two customers accounted for more than 10.0% of our total revenues. In 1999 no customer accounted for more than 10.0% of our total revenues.

     License Revenues. Our license revenues were $2.2 million and $6.8 million for 1998 and 1999, and represented 66.7% and 61.6% of total revenues. This dollar increase reflected initial market acceptance of our CenterStage products in the e-commerce markets in 1999, and an increase in the size and productivity of the sales force. During 1998, license revenues were derived primarily from enterprise resource planning markets.

     Service Revenues. Our service revenues were $1.1 million and $4.3 million for 1998 and 1999, and represented 33.3% and 38.4% of total revenues. The increase in 1999 service revenues, compared to the 1998 service revenues, was primarily due to the increase in our customer base and service contracts performed during this period. We expect that the proportion of our service revenues to total revenues will fluctuate in the future, depending in part on our customers' breadth and scope of implementation and the mix of products implemented.

  Cost of Revenues

     Our cost of revenues was $1.6 million, representing 48.5% of revenues, and $4.3 million, representing 38.4% of revenues, for 1998 and 1999. This dollar increase was primarily due to an increase in professional service support personnel to manage and support our growing customer base. Cost of service revenues, which constitutes substantially all of cost of revenues, has exceeded service revenues primarily due to our investment in our consulting and training services and customer support organizations. Cost of revenues as a percentage of revenues may vary between periods due to the mix of services we provide and the extent to which we utilize outside subcontractors to perform our service work.

  Operating Expenses

     Sales and Marketing. Our sales and marketing expenses increased 107.4% from $5.7 million, representing 171.9% of revenues, in 1998 to $11.9 million, representing 107.4% of revenues, in 1999. This dollar increase was primarily due to an increase of approximately $3.7 million in compensation and recruiting expenses, resulting principally from increased staffing and higher sales commissions related to the period to period increase in revenues, and increased spending of $1.5 million on marketing programs. We believe sales and marketing will increase substantially in future periods as we continue to expand our sales force, establish our international presence and expand our marketing programs.

     Research and Development. Our research and development expenses increased 78.8% from $2.6 million, representing 78.9% of revenues, in 1998 to $4.7 million, representing 42.5% of revenues, in 1999. This dollar increase was primarily due to an increased personnel costs of approximately $900,000 as well as increased costs related to contract development personnel of approximately $823,000. We believe that research and development expenditures will increase substantially in future periods as we continue to develop additional products and enhance existing products. Technological feasibility of our software is generally not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to research and development have been expensed as incurred.

     General and Administrative. Our general and administrative expenses increased 184.6% from $1.2 million, representing 35.9% of revenues in 1998, to $3.4 million, representing 30.8% of revenues, in 1999. This dollar increase was primarily due to increased personnel costs of approximately $777,000, facilities expansion costs of approximately $446,000, professional and outside service fees of approximately $586,000, and other costs related to supporting the expansion of our business. We believe that general and administrative costs will increase in future periods as we incur additional costs related to the overall growth of our company.

     Amortization of Deferred Stock-Based Compensation. During 1998 and 1999, we recorded deferred compensation of $2.2 million and $31.3 million in connection with stock option grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $618,000 and $3.7 million for 1998 and 1999.

     Loss From Operations. For 1999 we had an operating loss of $16.9 million compared to an operating loss of $8.5 million for 1998. The increase in our operating loss from the prior year period was the result of our operating expenses increasing $13.5 million, the largest components of which were the $6.2 million increase in sales and marketing expenses and the $3.1 million increase in amortization of stock-based compensation, while gross profit increased $5.1 million.

     Interest Income and Other. Our Interest income and other was $174,000 and $532,000 for 1998 and 1999. The increase in interest income was primarily the result of higher average cash balances available for investment.

     Interest Expense. Our interest expense was $43,000 and $394,000 for 1998 and 1999. Increased interest expense resulted from additional borrowings and higher capital lease obligations during 1999; including the expense related to the valuation of warrants granted to a lender as part of these borrowings.

YEARS ENDED DECEMBER 31, 1997 AND 1998

  Revenues

     Our revenues were $265,000 and $3.3 million for 1997 and 1998. In 1997, three customers accounted for more than 10.0% of total revenues, and in 1998 two customers accounted for more than 10.0% of our total revenues.

     License Revenues. Our license revenues were $265,000 and $2.2 million in 1997 and 1998. This increase in license revenues was attributable to an increase in sales to new customers resulting from increased headcount in our sales force.

     Service Revenues. Our service revenues were $1.1 million in 1998, which was the first year we offered consulting, implementation, maintenance, training and customer support services. We began recognition of revenues from maintenance contracts in 1998. Service revenues represented 33.3% of our total revenues in 1998.

  Cost of Revenues

     Our cost of revenues was $1.6 million in 1998, which was the first year we offered consulting, implementation, maintenance, training and customer support services. In 1998 we established our consulting and customer support organization, which required hiring and training of personnel prior to selling and recognizing revenues for such services.

  Operating Expenses

     Sales and Marketing. Our sales and marketing expenses were $2.8 million and $5.7 million, in 1997 and 1998. This increase was primarily due to our investment in our sales and marketing infrastructure, which included significant personnel-related expenses such as salaries, benefits and commissions, recruiting fees, and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel. Personnel-related expenses increased approximately $2.0 million in 1998.

     Research and Development. Our research and development expenses were $2.0 million and $2.6 million, in 1997 and 1998. These increases were primarily due to the increase in the number of software developers, quality assurance personnel and outside contractors to support our product development and testing activities related to the development and release of our CenterStage suite of products. Personnel-related expenses increased approximately $644,000 in 1998.

     General and Administrative. Our general and administrative expenses were $1.2 million in both 1997 and 1998. These expenses remained flat from 1997 to 1998, as we directed our resources toward growing our sales and marketing and our research and development organizations, rather than expanding our general and administrative organization.

     Amortization of Deferred Stock-Based Compensation. During 1998 we recorded deferred compensation of $2.2 million in connection with stock option grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expenses of $618,000 in 1998.

     Loss From Operations. Our operating losses were $5.7 million and $8.5 million for 1997 and 1998. The year to year increase in our operating loss from the prior year period was the result of our operating expenses increasing at a rate higher than our revenues and gross profit.

     Interest Income and Other. Our interest income and other were $173,000 and $174,000 in 1997 and 1998. Interest income and other was earned from the investment of cash generated from the proceeds of preferred stock sales.

     Interest Expense. Our interest expense was $18,000 and $43,000 in 1997 and 1998. Interest expense resulted from a financing agreement established in June 1997 to purchase equipment.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited statement of operations data for the eight quarters in the two year period ended December 31, 1999 and data expressed as a percentage of our total revenues for the periods indicated. This data has been derived from our unaudited Financial Statements that have been prepared on the same basis as the audited Financial Statements and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the Financial Statements and Notes. Our quarterly results have been in the past and may in the future be susceptible to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future period.

                                                                               QUARTER ENDED
                                          ---------------------------------------------------------------------------------------
                                          MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                            1998       1998       1998        1998       1999       1999       1999        1999
                                          --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                              (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA
License revenues........................  $   445    $   431     $   692    $   661    $   628    $ 1,309     $ 2,081    $ 2,821
Service revenues........................       87        189         376        462        922        796         832      1,709
                                          -------    -------     -------    -------    -------    -------     -------    -------
        Total revenues..................      532        620       1,068      1,123      1,550      2,105       2,913      4,530
Cost of license revenue.................       --         --           1          1          1          2           2          2
Cost of service revenue.................      114        356         484        664        877      1,101         644      1,629
        Total cost of revenue...........      114        356         485        665        878      1,103         646      1,631
                                          -------    -------     -------    -------    -------    -------     -------    -------
Gross profit............................      418        264         583        458        672      1,002       2,267      2,899
                                          -------    -------     -------    -------    -------    -------     -------    -------
Operating expenses:
  Sales and marketing...................    1,092      1,296       1,737      1,622      1,600      2,493       2,838      4,986
  Research and development..............      673        682         648        633        738        900       1,187      1,889
  General and administrative............      194        167         324        516        564        686         641      1,527
  Amortization of deferred stock-based
    compensation........................       77        117         182        242        322        447         782      2,146
                                          -------    -------     -------    -------    -------    -------     -------    -------
        Total operating expenses........    2,036      2,262       2,891      3,013      3,224      4,526       5,448     10,548
Loss from operations....................   (1,618)    (1,998)     (2,308)    (2,555)    (2,552)    (3,524)     (3,181)    (7,649)
Interest income and other...............       39         17          59         59         85         --         150        297
Interest expense........................      (10)       (11)        (11)       (11)       (12)       (71)       (162)      (149)
                                          -------    -------     -------    -------    -------    -------     -------    -------
Net loss................................  $(1,589)   $(1,992)    $(2,260)   $(2,507)   $(2,479)   $(3,595)    $(3,193)   $(7,501)
                                          =======    =======     =======    =======    =======    =======     =======    =======
AS A PERCENTAGE OF TOTAL REVENUES
License revenues........................     83.6%      69.5%       64.8%      58.9%      40.5%      62.2%       71.4%      62.3%
Service revenues........................     16.4       30.5        35.2       41.1       59.5       37.8        28.6       37.7
                                          -------    -------     -------    -------    -------    -------     -------    -------
        Total revenues..................    100.0      100.0       100.0      100.0      100.0      100.0       100.0      100.0
Cost of license revenue.................       --         --          --         --         --         --          --         --
Cost of service revenue.................     21.4       57.4        45.5       59.2       56.6       52.4        22.2       36.0
        Total cost of revenue...........     21.4       57.4        45.4       59.2       56.6       52.4        22.2       36.0
                                          -------    -------     -------    -------    -------    -------     -------    -------
Gross profit............................     78.6       42.6        54.6       40.8       43.4       47.6        77.8       64.0
                                          -------    -------     -------    -------    -------    -------     -------    -------
Operating expenses:
  Sales and marketing...................    205.3      209.0       162.6      144.4      103.2      118.4        97.4      110.7
  Research and development..............    126.5      110.0        60.7       56.4       47.6       42.8        40.7       41.9
  General and administrative............     36.5       26.9        30.3       45.9       36.4       32.6        22.0       33.9
  Amortization of deferred stock-based
    compensation........................     14.5       18.9        17.0       21.5       20.8       21.2        26.8       47.6
                                          -------    -------     -------    -------    -------    -------     -------    -------
        Total operating expenses........    382.7      364.8       270.7      268.3      208.0      215.0       187.0      234.2
Loss from operations....................   (304.1)    (322.3)     (216.1)    (227.5)    (164.6)    (167.4)     (109.2)    (169.8)
Interest income and other...............      7.3        2.8         5.5        5.2        5.4         --         5.2        6.6
Interest expense........................     (1.9)      (1.8)       (1.0)      (0.9)      (0.7)      (3.4)       (5.6)      (3.3)
                                          -------    -------     -------    -------    -------    -------     -------    -------
Net loss................................   (298.7)%   (321.3)%    (211.6)%   (223.2)%   (159.9)%   (170.8)%    (109.6)%   (166.5)%
                                          =======    =======     =======    =======    =======    =======     =======    =======

     Our quarterly operating results have fluctuated significantly in the past, and will continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control. These factors include:

     - demand for and timing of the sales of our CenterStage products and related services;

     - actions taken by our competitors, including new product introductions and enhancements;

     - changes in the rapidly evolving market for e-business infrastructure applications;

     - our ability to develop, introduce and market e-business infrastructure applications and enhancements to our existing CenterStage products on a timely basis;

     - changes in our pricing policies and those of our competitors; and

     - our inability to complete large sales on schedule.

     We have experienced delays in the planned release dates of our new software products or upgrades in the past, and have discovered software defects in our new products after their introduction. Our new products or upgrades may not be released according to schedule, or when released may contain defects. Either of these situations could result in adverse publicity, loss of revenues, delay in market acceptance and claims by customers brought against us, any of which could harm our business. In addition, the timing of individual sales has been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those anticipated by us. The loss or deferral of one or more significant sales may harm our quarterly operating results.

     We expect that, based on seasonal factors that typically affect companies in the software industry, our license revenues in the first quarter may in the future tend to be lower than those in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999 we had cash and equivalents of $109.6 million, compared to $4.6 million at December 31, 1998, an increase of $105 million.

     In December 1999, we completed our initial public offering of 3,500,000 shares of common stock and, concurrently, completed a private offering of 300,000 shares of common stock, generating total net proceeds of $97.6 million. During 1999 we generated an additional $16.4 million from the sale of preferred stock. We also raised $3.0 million from the issuance of long-term debt, and had financed equipment purchases totaling approximately $729,000.

     During 1999 $11.2 million in cash was used in operating activities primarily to fund ongoing operations.

     In 1999, our investing activities consisted of purchases of property and equipment. Capital expenditures, including those under capital leases, totaled $1.4 million.

     We expect to experience significant growth in our operating expenses in the future, particularly in sales and marketing and research and development in order to execute our business plan. As a result, we anticipate that these operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that we have working capital sufficient to meet our operational and capital expenditure requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

YEAR 2000 COMPLIANCE

  Background of Year 2000 Issues

     Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because these systems were developed using two digits rather than four to determine the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with year 2000 requirements.

  State of Readiness

     Our business is dependent on the operation of numerous systems that could potentially be affected by year 2000-related problems. Those systems include, among others:

     - software products sold to customers;

     - hardware and software systems used by us to deliver products and services to customers, including our proprietary software systems as well as software supplied by third parties;

     - communications networks such as the Internet and private Intranets;

     - the internal systems of our customers and suppliers;

     - the hardware and software systems used internally by us in the management of our business; and

     - non-information technology systems and services, such as power, telephone systems and building systems.

     We have tested our software products and have determined that current versions of all of our software products are year 2000 compliant by ensuring our products support the use, output, storage, entry and creation of all dates before, on, and after January 1, 2000. However, we cannot assure you that all other hardware and software products used by our customers in conjunction with our products can properly exchange accurate date data.

     We have established a year 2000 compliance team, composed of high-level representatives of the product, information systems and general administrative departments to evaluate our internal and external systems. The team was charged with the responsibility of formulating and implementing our year 2000 readiness and applied a phased approach to analyzing our operations and relationships as they relate to the year 2000 problem. The phases of our year 2000 program were as follows:

     Phase 1: establishment of a year 2000 team;

     Phase 2: assignment of responsibility for external issues, such as products licensed by us, internal issues, such as systems, facilities, equipment, software and legal audit;

     Phase 3: inventory of all aspects of our operations and relationships susceptible to the year 2000 problem; and

     Phase 4: remediation and testing.

     We have completed all of the phases of our program and have not experienced any year 2000 issues.

  Cost of Product and Internal Systems Preparation

     To date, the total cost of year 2000 preparation and remediation have not been material.

  Risks Related to Year 2000 Issues

     Based on our assessment to date, we believe the current versions of our software products are year 2000 compliant. However, our products are generally integrated into enterprise and other systems involving sophisticated hardware and complex software products which may not be year 2000 compliant. In addition, in some cases, some earlier year 2000 compliant versions of our software, while compatible with earlier, non-year 2000 compliant versions of other software products with which our software is integrated, are not compatible with some more recent year 2000 compliant versions of other software providers. While we do not believe we have any obligation under these circumstances given that these customers are using our older versions of our software products, there can be no assurance that we will not be susceptible to claims or complaints by our customers. Our year 2000 compliance efforts may depend on our customers' ability to manage their own year 2000 issues. We sell our products to companies in a variety of industries, each of which is experiencing different year 2000 compliance issues. Customer difficulties with year 2000 issues might require us to devote additional resources to resolve underlying problems.

     Although we have not been a party to any litigation or arbitration proceeding related to year 2000 compliance issues to date involving our products or services, there can be no assurance that we will not be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on year 2000 issues. The costs of defending and resolving year 2000-related disputes, regardless of the merits of such disputes, and any liability for year 2000-related damages, including consequential damages, could have a material adverse effect on our business, operating results and financial condition.

     Purchases of our products by customers and potential customers may be affected by year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for year 2000 compliance or to deal with the consequences of any failures to achieve year 2000 compliance. To the extent year 2000 issues cause significant delay in, or cancellation of, decisions to purchase our products or services, our business would be adversely affected.

     To date, we have not encountered any material year 2000 problems with our internal computer systems or any other equipment that might be susceptible to such problems. Our plan for the year 2000 called for compliance verification of external vendors supplying software and information systems to us and communication with significant suppliers to determine the readiness of third parties' remediation of their own year 2000 issues. To date we have found none of our suppliers to be year 2000 noncompliant. In the event that any such third parties' products, services or systems do not meet year 2000 requirements on a timely basis, we could experience substantial disruptions to our business. We could also experience adverse effects on our business if we fail to identify all year 2000 dependencies in our systems and in the systems of our suppliers, customers and financial institutions. We may not identify and remediate all significant year 2000 problems on a timely basis, remediation efforts may involve significant time and expense, and unremediated problems may cause major disruptions to our continuing operations and may lead to delays, lost sales and material losses.

     We are unable to determine at this time whether these or other year 2000 failures will occur and will have a material impact on our business, results of operations, or financial condition. This inability is particularly due to the potential scope of the year 2000 problem and our inability to assure the year 2000 compliance of customers or to confirm the assurances received from vendors and service providers such as utilities. Although we have considered our possible responses to some year 2000 contingencies, we have not developed and have no current effort underway to develop a contingency plan to attempt to deal with the complex and extreme circumstances that could accompany a likely worst case scenario involving year 2000-related failures in our internal systems, our supply channels, our customers' businesses and the general business infrastructure.

RISK FACTORS

We have a history of losses and expect losses in the future. If we do not achieve or sustain profitability in the future, our viability will be in doubt and our stock price will decline.

     We were incorporated in August 1996 and first recognized revenues in the fourth quarter of 1997. As of December 31, 1999, we had an accumulated deficit of approximately $31.2 million. To date, we have not had a profitable quarter and do not expect to have a profitable quarter in 2000. If we do achieve profitability, we cannot be certain that we can sustain profitability in the future. To date, we have funded our operations from the sale of equity securities and have not generated cash from operations. We expect to continue to incur significant costs developing and introducing enhancements to our suite of e-business infrastructure applications and related services and expanding our direct sales and marketing activities, leading to losses at least through 2002. Included in our expenses will be stock-based compensation as a result of stock options granted through December 15, 1999, of $15.4 million in 2000, $8.0 million in 2001, $4.2 million in 2002 and $1.6 million in 2003. These losses could impede our ability to compete effectively by creating doubt among our potential customers as to our long-term viability, and cause a decrease in the market price of our common stock. Although our revenues have grown in recent quarters, we do not believe that we can sustain these growth rates, or that these growth rates are indicative of future revenue growth rates. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We may need to raise additional capital that may not be available on terms favorable to us, if at all.

     We may need to raise additional capital and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Our quarterly operating results are volatile and difficult to predict and if we fail to meet the expectations of public market analysts and investors, the market price of our common stock may decrease significantly.

     Our quarterly operating results have varied in the past and may vary significantly in the future. Because our business is evolving rapidly and we have a limited operating history, we have little experience in forecasting our revenues. Since our operating results are volatile and difficult to predict, we believe that period-to-period comparisons of our operating results are not a reliable indication of our future performance. Our future quarterly operating results may be below the expectations of public market analysts and investors. In this event, the market price of our common stock may decrease significantly. Our future quarterly operating results may vary for several reasons, including the numerous risk factors discussed below.

     In the past, we have recognized a substantial portion of our revenues in the last few days of a quarter, which is typical of many companies in the software industry, and we believe is primarily due to the budgetary cycles of and the timing of purchasing decisions by our customers. Accordingly, we cannot accurately predict our financial results for any quarter until very late in that quarter. In addition, we derive a significant portion of our revenues in each quarter from a small number of large orders. A delay in completing an anticipated sale near the end of a quarter can seriously harm our net operating results for that quarter.

     Our expense levels are relatively fixed in the short term and are based, in part, on our expected future revenues. Our inability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall could accentuate the negative effect on our quarterly results.

Our revenues depend on a limited number of product lines.

     Most of our revenues in 1998 and 1999 were derived from software licenses and service fees from one suite of products, CenterStage, which until recently has consisted of CenterStage eContent and CenterStage eIntegrate. We have recently introduced three new products to our CenterStage product suite, CenterStage eNotify, CenterStage eBizXchange and CenterStage eSyndicate. Additionally, upon completion of this offering, we will offer an Oberon-developed product, eEnterprise. We expect that the CenterStage suite of products will continue to account for the substantial majority of our total revenues for at least the next several quarters.

     Our products are at an early stage of commercialization, particularly our three new products. Therefore, the level of market acceptance they will attain is difficult to forecast. Market acceptance could be seriously impeded in the following circumstances:

     - broad standards for conducting e-business emerge and become widely adopted, thus reducing the need for our infrastructure products;

     - information services departments of potential customers choose instead to create their e-business portals and e-marketplaces internally or use third-party professional developers to create and maintain their sites;

     - competitors develop products, technologies or capabilities that render our CenterStage products and related services obsolete or noncompetitive or that shorten the life cycles of these products and services;

     - our CenterStage products do not meet customer performance needs or fail to remain free of significant software defects or bugs; or

     - we are unable to recruit and retain the additional sales personnel needed to effectively market our CenterStage products.

     Furthermore, to remain competitive, software products like ours typically require frequent updates that add new features. There can be no assurance that we will succeed in creating and selling updated or new versions of our CenterStage products. A decline in demand for, or in the average selling price of, our CenterStage products would have a direct negative effect on our primary source of revenues and could cause our stock price to fall.

The market for e-business portals and e-marketplaces is new and emerging and if it does not grow as rapidly as we anticipate or fails to emerge at all, our planned growth and financial objectives will not be met.

     Our success is dependent on the emergence of the market for e-business portals and e-marketplaces. We are planning to dedicate all of our sales, marketing and product development efforts toward e-business portals and e-marketplaces. If these markets do not develop as rapidly as we expect, our planned growth and financial objectives will not be met. A number of factors could prevent or hinder the emergence of these markets, including the following:

     - the unwillingness of customers to change their traditional method of conducting commerce;

     - the failure of the Internet network infrastructure to keep pace with substantial growth; and

     - adverse publicity and consumer concern about the security of electronic commerce transactions.

Our CenterStage products have long and variable sales cycles; it is therefore difficult to predict the timing of individual orders and match revenues with operating expenses, which are relatively fixed in the short term.

     Variations in the length of our sales cycles could cause our revenues to fluctuate widely from period to period. Because our operating expenses are relatively fixed over the short term, these revenue fluctuations could have an accentuated effect on our net operating results in some future periods. While the average sales cycle for our CenterStage products has been approximately 75 days, our sales cycles could be much longer for larger opportunities with new customers. Since a number of factors influence the sales process, the period between our initial contact with a new customer and the time we recognize revenues from that customer varies widely. We spend significant time educating and providing information to our prospective customers regarding the use and benefits of our CenterStage products. Even after purchase, our customers tend to deploy our solution slowly and deliberately. Deployment schedules depend on the specific technical capabilities of each customer, the size of the deployment, the complexity of each customer's network environment, and the quantity of hardware and the degree of hardware configuration required.

We face competition primarily from companies developing their own internal e-business infrastructure systems and other providers of e-business infrastructure solutions, and if we are unable to compete successfully, we will not achieve our financial objectives.

     The market for e-business infrastructure applications and services is intensely competitive, rapidly evolving and susceptible to significant technological change. We expect the intensity of our competition to increase in the future. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with current and potential customers of ours, have extensive knowledge of our industry and are capable of offering alternative solutions. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products and services than we can. In addition, many of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties that may improve their ability to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could negatively impact our ability to sell our products at the price levels required to support our continuing operations. See "Business -- Competition" for a discussion of our current and potential competitors.

We need to expand our direct sales operations if we are to increase market awareness of and revenues derived from our CenterStage products and related services.

     If we fail to expand our direct sales capabilities as we have planned, our prospects for revenue growth will be diminished. Our CenterStage products and related services require a sophisticated sales effort targeted at senior management of our prospective customers. We have recently expanded our direct sales force and plan to hire additional sales personnel. Competition for qualified sales personnel is intense in each of the locations we plan to expand, and we might not be able to hire and retain the type and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. We cannot be certain that our recent hires will be as productive as necessary.

Our operations and growth prospects may be significantly impeded if we are unable to retain our key personnel or attract additional key personnel, especially because experienced and skilled personnel are in short supply.

     Competition for key personnel is intense, particularly in the San Francisco Bay Area, where our headquarters are located. We have experienced difficulties attracting, hiring, training and retaining new personnel in the past, and our key personnel, including members of our management team, may terminate their employment with us or decide to work for one of our competitors at any time for any reason. Currently, we are particularly dependent upon the services of our founder and Chief Executive Officer, M. Pine, and founder and Chief Technical Officer, T. Dung. The loss of M. Pine's or T. Dung's services would materially impede the operation and growth of our business. We do not maintain key person life insurance for any of our personnel.

If we fail to successfully manage our planned expansion of operations, our growth prospects will be diminished and our operating expenses could exceed budgeted amounts.

     Our ability to offer our CenterStage products and related services in a quickly evolving market requires an effective planning and management process. We have expanded our operations rapidly since inception, and we intend to continue to expand them in the foreseeable future. This rapid growth places significant demand on our managerial and operational resources and our internal training capabilities. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. We also plan to expand the geographic scope of our operations, both domestically and internationally. This expansion will continue to substantially burden our management team. To manage growth effectively, we must:

     - implement and improve our operational, financial and other systems, procedures and controls on a timely basis;

     - expand, train and manage our workforce, particularly our sales and marketing and support organizations; and

     - identify and move into suitable office space to expand our facilities.

     We cannot be certain that our systems, procedures or controls will be adequate to support our current or future operations or that our management will be able to manage expansion and still achieve the rapid execution necessary to meet our growth expectations. Failure to manage our growth effectively could diminish our growth prospects and could result in lost opportunities as well as operating expenses exceeding the amount budgeted.

If we fail to adequately respond to rapid technological changes, our existing products will become obsolete or unmarketable.

     New approaches to gather, exchange, integrate, personalize and syndicate information over the Internet based on new technologies and industry standards could render our CenterStage products obsolete and unmarketable. We believe that to succeed we must enhance our CenterStage products, develop new products on a timely basis to keep pace with technological developments and satisfy the increasingly sophisticated requirements of our customers. Therefore, we cannot be certain that we will successfully respond to technological change, evolving industry standards or customer requirements. If we are unable to adequately respond to these changes, our revenues and market share could rapidly decline. In connection with the introduction of new products and enhancements, we have experienced development delays and related cost overruns, which are not unusual in the software industry. We could encounter these problems or more serious delays in the future. Any delays in developing and releasing new products or enhancements to our CenterStage products could result in:

     - customer dissatisfaction;

     - cancellation of orders and license agreements;

     - negative publicity;

     - loss of revenues;

     - slower market acceptance; and

     - legal action by customers against us.

     Our CenterStage products are designed to work on a variety of hardware and software platforms used by our customers. However, these products may not operate well with future versions of hardware and software platforms, programming languages, database environments, accounting and other systems that our customers use. We must constantly modify and improve our technology to keep pace with changes made to these platforms and to operational applications and other Internet-related applications. This may result in uncertainty relating to the timing and nature of new product announcements, introductions or modifications, which may harm our business. If we fail to modify or improve our CenterStage products in response to evolving industry standards, they could rapidly become obsolete or unmarketable, which would have a direct negative effect on our revenues.

If our CenterStage products contain errors, our revenues and net operating results will be negatively impacted and our reputation and the market acceptance of these products will be jeopardized.

     Our e-business infrastructure applications are complex and may contain undetected errors or result in system failures, especially when first introduced or when new versions or enhancements are released. Despite extensive testing, errors could occur in any of our current or future product offerings after commencement of commercial shipments. We have discovered software defects in our new products after their introduction. Testing of our CenterStage products is particularly challenging because it is difficult to simulate the wide variety of computer environments into which they are deployed. The implementation of our CenterStage products typically involves working with sophisticated software, computing and communications systems. If our software contains undetected errors or we fail to meet our customers' expectations in a timely manner we could experience:

     - loss of or delay in revenues and loss of market share;

     - loss of customers;

     - failure to achieve market acceptance;

     - diversion of development resources;

     - diversion of customer support resources;

     - negative publicity;

     - increased service and warranty costs;

     - legal actions by customers against us; and

     - increased insurance costs.

     Because our customers use our CenterStage products for mission-critical applications, errors or defects in or other performance problems associated with these products could result in financial or other damage to our customers. Our customers may then seek damages from us for their losses. We have not experienced any product liability claims to date. However, a product liability claim brought against us, even if not successful, would likely be time-consuming and costly and could harm our reputation.

     Our licenses with customers generally contain provisions designed to limit our exposure to potential product liability claims such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally limit the amounts recoverable for damages to the amounts paid by our customers to us for the products or services giving rise to the damages. We cannot be certain. that the limitations of liability we include in our contracts will be enforceable since existing or future laws or unfavorable judicial decisions could negate these liability limiting provisions. The successful assertion of one or more large claims that exceed contractual limitation on our liability could have a significant negative impact on our results of operations and cause our stock price to fall.

If we fail to adequately protect our intellectual property rights our ability to compete could be seriously harmed, and if other companies bring lawsuits claiming that we infringe their intellectual property rights we could be liable for significant damages.

     Our success depends in large part on our ability to adequately protect our intellectual property rights. We seek to protect our source code, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We require our customers to enter into license agreements, which impose restrictions on our customers' ability to utilize our CenterStage products. In addition, we seek to avoid disclosure of our trade secrets by, among other methods, restricting access to our source code and requiring those persons with access to our proprietary information to sign confidentiality agreements with us. However, some of these confidentiality agreements contain provisions that may permit these persons, in some circumstances, to develop products based on our proprietary information as a result of their access to our source code. If these persons develop products based on our proprietary information, the value of our proprietary information will be adversely impacted. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology is difficult, and while we are unable to determine the extent to which piracy of our CenterStage products exists, software piracy can be a persistent problem. In addition, as we expand our operations globally, we become increasingly exposed to intellectual property infringement since the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may copy our CenterStage products, independently develop similar technology, or design around our intellectual property. If we fail to adequately protect our intellectual property, our ability to compete may be seriously harmed.

     There has been a substantial amount of litigation in the software industry regarding intellectual property rights. It is possible that in the future third parties may claim that our current or future products infringe their intellectual property. We expect that software developers will increasingly be susceptible to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any intellectual property claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Any royalty or licensing agreements, if required, may not be available on terms acceptable to us, or may not be available at all, which could jeopardize the viability of our business.

There is substantial risk that future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of Internet commerce.

     As Internet commerce evolves, we expect federal, state or foreign agencies to adopt regulations covering many issues, including user privacy, pricing, content and quality of products and services. If enacted, these laws, rules or regulations could limit the market for our CenterStage products and related services, which could adversely affect our operating results and business prospects. Although many of these regulations may not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal/consumer information could indirectly affect our business. The Telecommunications Act of 1996 prohibits some types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we are unsure whether similar legislation will be enacted and upheld in the future. It is possible that legislation could expose companies involved in Internet commerce to liability, which could limit the growth of Internet commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth of Internet usage and decrease its acceptance as a commercial medium. Moreover, the applicability to the Internet existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take years to resolve. Our costs could increase and our growth could be harmed by any new legislation or regulation, the application of laws and regulations from jurisdiction whose laws do not currently apply to our business, or the application of existing laws and regulations to Internet and on-line businesses.

Our planned international operations may not be successful and will make us susceptible to various risks.

     We began our international operations in the fourth quarter of 1999 by hiring our initial employees in Europe. Establishing our international operations will require significant management attention and financial resources and could harm our financial performance by increasing our costs. We have very limited experience in marketing, selling and distributing our CenterStage products and related services internationally. We may encounter difficulties in staffing and managing offices in foreign countries because of our inexperience and unfamiliarity with local conditions, as well as shortages of qualified personnel in some countries. Some countries provide little or no protection of intellectual property rights. Our products may be copied with impunity in such countries. We may find that the costs of customizing our products in some foreign countries exceeds our estimates or results in delays in product readiness. Some countries provide only minimal levels of protection to trade creditors in collecting amounts due, which could result in difficulties in collecting accounts receivable.

Our systems are susceptible to external events that may impact our ability to conduct our business operations.

     We are vulnerable to a major earthquake and other calamities. Our operational facilities are located in the San Francisco Bay area, a seismically active region. Our computer systems, as well as the telecommunications and other infrastructure serving our operations, are potentially vulnerable to a major earthquake. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake and do not have a recovery plan for earthquake, fire, flood, systemic power or communication failure, sabotage or similar disasters. We are unable to predict the effects of any such event, but the effects could be seriously harmful to our business.

We could incur problems in connection with our pending acquisition of Oberon Software.

     We will need to overcome significant issues in order to realize any benefits or synergies from the acquisition of Oberon Software, Inc., including the timely, efficient and successful execution of a number of post-merger events. Key events include:

     - integrating the operations of the two companies;

     - retaining and assimilating the key personnel of each company;

     - offering the existing products and services of each company to the other company's customers

     - retaining the existing customers and strategic partners of each company;

     - developing new services that utilize the assets of both companies; and

     - maintaining uniform standards, controls, procedures and policies.

     The successful execution of these post-merger events will involve considerable risk and may not be successful. These risks include:

     - the potential disruption of the combined company's ongoing business and distraction of its management;

     - the difficulty of incorporating acquired technology and rights into the combined company's products and services;

     - unanticipated expenses related to technology integration;

     - the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

     - potential unknown liabilities associated with the acquired business.

     We may not succeed in addressing these risks or any other problems encountered in connection with the merger. If the benefits of the merger do not exceed the costs associated with the merger, including any dilution to our stockholders resulting from the issuance of shares in connection with the merger, our financial results, including earnings per share, could be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
ONDISPLAY, INC.
Report of Independent Accountants...........................   32
Balance Sheet...............................................   33
Statement of Operations.....................................   34
Statement of Changes in Stockholders' Equity (Deficit)......   35
Statement of Cash Flows.....................................   36
Notes to Financial Statements...............................   37

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of OnDisplay, Inc.

     In our opinion, the accompanying balance sheet and the related statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of OnDisplay, Inc. at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 16, 2000

                                ONDISPLAY, INC.

                                 BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  4,648    $109,617
  Accounts receivable, net of allowance for doubtful
     accounts of $250 in 1998 and $728 in 1999..............     2,600       4,419
  Prepaid and other current assets..........................        96       1,171
                                                              --------    --------
          Total current assets..............................     7,344     115,207
Property and equipment, net.................................       720       1,581
Deposits and other assets...................................       189         314
                                                              --------    --------
          Total assets......................................  $  8,253    $117,102
                                                              ========    ========

         LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $    386    $  1,262
  Accrued liabilities.......................................       823       2,989
  Deferred revenue..........................................     1,402       2,617
  Current portion of long term debts........................       149       1,199
                                                              --------    --------
          Total current liabilities.........................     2,760       8,067
                                                              --------    --------
Long term debts, net of current portion.....................       240       2,338
                                                              --------    --------
          Total liabilities.................................     3,000      10,405
                                                              --------    --------
Commitments (Note 4)
Preferred stock, Series A, B and C, $0.001 par value:
  Authorized: 11,600,000 shares issued and outstanding:
     8,891,554 shares at December 31, 1998 and none at
     December 31, 1999......................................    18,982          --
                                                              --------    --------
  equity (deficit) Common stock, $0.001 par value:
  Authorized: 25,000,000 shares; issued and outstanding:
     4,133,751 and 19,647,303 at December 31, 1998 and
     December 31, 1999......................................         1          16
Additional paid-in capital..................................     2,328     168,866
Deferred stock-based compensation...........................    (1,604)    (29,175)
Notes receivable from shareholders..........................        --      (1,788)
Accumulated deficit.........................................   (14,454)    (31,222)
                                                              --------    --------
          Total stockholders' equity (deficit)..............     5,253     106,697
                                                              --------    --------
          Total liabilities, preferred stock and
            stockholders' equity (deficit)..................  $  8,253    $117,102
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                                ONDISPLAY, INC.

                            STATEMENT OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1998          1999
                                                         ----------    ----------    ----------
License revenues.......................................  $      265    $    2,229    $    6,839
Service revenue........................................          --         1,114         4,259
                                                         ----------    ----------    ----------
          Total revenue................................         265         3,343        11,098
                                                         ----------    ----------    ----------
Cost of license revenue................................          --             2             7
Cost of service revenues...............................          --         1,618         4,251
                                                         ----------    ----------    ----------
          Total cost of revenues.......................          --         1,620         4,258
                                                         ----------    ----------    ----------
Gross profit...........................................         265         1,723         6,840
Operating expenses:
  Sales and marketing..................................       2,810         5,747        11,917
  Research and development.............................       1,986         2,636         4,714
  General and administrative...........................       1,158         1,201         3,418
  Amortization of deferred stock-based compensation....          --           618         3,697
                                                         ----------    ----------    ----------
          Total operating expenses.....................       5,954        10,202        23,746
                                                         ----------    ----------    ----------
Loss from operations...................................      (5,689)       (8,479)      (16,906)
Interest income and other..............................         173           174           532
Interest expense.......................................         (18)          (43)         (394)
                                                         ----------    ----------    ----------
Net loss...............................................  $   (5,534)   $   (8,348)   $  (16,768)
                                                         ==========    ==========    ==========
Net loss per share -- basic and diluted................  $    (1.62)   $    (2.34)   $    (3.70)
                                                         ==========    ==========    ==========
Shares used in per share calculation -- basic and
  diluted..............................................   3,410,313     3,572,353     4,533,282
                                                         ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                ONDISPLAY, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     NOTES                         TOTAL
                                   COMMON STOCK       ADDITIONAL     DEFERRED      RECEIVABLE                  STOCKHOLDERS'
                                -------------------    PAID-IN     STOCK-BASED        FROM       ACCUMULATED      EQUITY
                                  SHARES     AMOUNT    CAPITAL     COMPENSATION   SHAREHOLDERS     DEFICIT       (DEFICIT)
                                ----------   ------   ----------   ------------   ------------   -----------   -------------
Balances, January 1, 1997.....   3,400,000    $        $      8      $     --       $    --       $   (572)      $   (564)
Issuance of common stock in
  exchange for Services
  rendered....................      20,000     --            --            --            --             --             --
Issuance of common stock in
  connection with option
  exercises...................         625     --            --            --            --             --             --
Net loss......................          --     --            --            --            --         (5,534)        (5,534)
                                ----------    ---      --------      --------       -------       --------       --------
Balances, December 31,
  1997........................   3,420,625     --             8            --            --         (6,106)        (6,098)
Issuance of common stock in
  connection with options
  exercised...................     754,520      1           106            --            --             --            107
Repurchase of unvested common
  stock.......................     (41,394)    --            (8)           --            --             --             (8)
Deferred compensation related
  to stock options granted....          --     --         2,222        (2,222)           --             --             --
Amortization of deferred
  stock-based compensation....          --     --            --           618            --             --            618
Net loss......................          --     --            --            --            --         (8,348)        (8,348)
                                ----------    ---      --------      --------       -------       --------       --------
Balances, December 31, 1998...   4,133,751      1         2,328        (1,604)           --        (14,454)       (13,729)
Conversion of Mandatorily
  Redeemable Convertible
  Preferred Stock to common
  stock.......................  10,615,293     11        35,381            --            --             --         35,392
Issuance of common stock in
  connection with initial
  public offering, net of
  issuance costs..............   3,500,000      4        89,763            --            --             --         89,767
Issuance of common stock in
  connection with private
  placement...................     300,000     --         7,812            --            --             --          7,812
Issuance of common stock in
  connection with options
  exercised...................   1,163,563     --         2,170            --        (1,788)            --            382
Repurchase of unvested common
  stock.......................     (71,554)    --           (15)           --            --             --            (15)
Issuance of common stock in
  connection with services
  rendered....................       6,250     --            38            --            --             --             38
Amortization of discount
  related to warrants issued
  In connection with long term
  loan........................          --     --           121            --            --             --            121
Deferred compensation related
  to stock options grants.....          --     --        31,268       (31,268)           --             --             --
Amortization of deferred
  stock-based compensation....          --     --            --         3,697            --             --          3,697
Net loss......................          --     --            --            --            --        (16,768)       (16,768)
                                ----------    ---      --------      --------       -------       --------       --------
Balances, December 31,
  1999........................  19,647,303    $16      $168,866      $(29,175)      $(1,788)      $(31,222)      $106,697
                                ==========    ===      ========      ========       =======       ========       ========

   The accompanying notes are an integral part of these financial statements.

                                ONDISPLAY, INC.

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1997       1998        1999
                                                              -------    -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(5,534)   $(8,348)   $(16,768)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................      123        306         518
     Loss from sale of property and equipment...............       --          9          --
     Provision for doubtful accounts........................       --        250         478
     Amortization of deferred stock-based compensation......       --        618       3,697
     Amortization of discount related to warrants issued in
       connection with long term loan.......................       --         --         121
     Issuance of common stock in connection with services
       rendered.............................................       --         --          38
     Change in operating assets and liabilities:
       Accounts receivable..................................     (187)    (2,661)     (2,297)
       Prepaid and other current assets.....................      (96)        43      (1,075)
       Accounts payable.....................................      125        166         876
       Accrued liabilities..................................      163        627       2,166
       Deferred revenue.....................................       11      1,391       1,215
       Other long term assets...............................       --       (189)       (125)
                                                              -------    -------    --------
          Net cash used in operating activities.............   (5,395)    (7,788)    (11,156)
                                                              -------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................     (428)      (219)       (650)
  Proceeds from sales of property and equipment.............       --          3          --
                                                              -------    -------    --------
          Net cash used in investing activities.............     (428)      (216)       (650)
                                                              -------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales and lease back of property and
     equipment..............................................      200         --          --
  Proceeds from issuance of preferred stock.................    6,800      8,782      16,410
  Proceeds from issuance of common stock, net...............       --        107      97,961
  Principal payment under capital lease obligations.........      (28)      (129)        (78)
  Proceeds from borrowings under long term loan received....       --         --       3,000
  Repayment of long term loan...............................       --         --        (503)
  Repurchases of unvested common stock......................       --         (8)        (15)
                                                              -------    -------    --------
          Net cash provided by financing activities.........    6,972      8,752     116,775
                                                              -------    -------    --------
Net increase in cash and cash equivalents...................    1,149        748     104,969
Cash and cash equivalents at beginning of year..............    2,751      3,900       4,648
                                                              -------    -------    --------
Cash and cash equivalents at end of year....................  $ 3,900    $ 4,648    $109,617
                                                              =======    =======    ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired under capital lease
     obligations............................................  $   196    $   337    $    729
                                                              =======    =======    ========
  Deferred stock-based compensation.........................  $    --    $ 2,222    $ 31,268
                                                              =======    =======    ========
  Issuance of common stock for notes receivable from
     shareholders...........................................  $    --    $    --    $  1,788
                                                              =======    =======    ========

   The accompanying notes are an integral part of these financial statements.

                                ONDISPLAY, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS:

     OnDisplay, Inc. (the "Company") develops and markets applications for powering e-business portals and e-marketplaces in both business-to-business and business-to-consumer e-commerce. The Company's product suite provides an open, scalable, adaptable solution to enable the rapid aggregation, exchange, integration, personalization and syndication of e-business information and services from a broad range of partners, suppliers and customers. Through the use of the internet, customers are able to align information systems of business allies without modification to existing applications or to migrate rapidly from their existing systems to new enterprise applications. The Company operates in a single business segment and does not have any separately reportable business segments as of December 31, 1999.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES:

  Management estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include levels of reserves for accounts receivable, valuation of deferred tax assets and value of the Company's capital stock. Actual results could differ from these estimates.

  Cash and cash equivalents

     The Company considers all investments purchased with an original or remaining maturity of three months or less to be cash equivalents.

  Concentration of credit risk

     The Company maintains its cash and cash equivalents in accounts with two major financial institutions in the United States. The Company has not experienced any losses on its deposits of cash and cash equivalents.

     The Company performs ongoing credit evaluations of its customers, and collateral is not required. The Company records an allowance for doubtful accounts for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate but no excessive at December 31, 1998 and 1999.

     At December 31, 1999 two customers accounted for 21% and 15% of accounts receivable and at December 31, 1998 two different customers accounted for 24% and 12% of accounts receivable.

     The Company derives most of its license service and support revenues from one suite of products.

     In 1997, these customers represented 21%, 30% and 37% of total revenues and in 1998 two customers represented 11% and 13% of total revenues. No customer accounted for more than 10% of total revenues in 1999.

  Fair value of financial instruments

     The carrying amounts of certain of the Company's financial instruments, including cash, cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its long-term debt approximates fair value.

                                ONDISPLAY, INC.

  Property and equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the related assets of three years. Leasehold improvements and leased assets are amortized on a straight line basis over the lesser of their estimated useful life or the lease term. Gains and losses from the disposal of property and equipment are taken into income in the year of disposition. Repairs and maintenance costs are expensed as incurred.

  Revenue recognition

     Revenue consists of revenue earned under software license agreements, service agreements, and maintenance agreements. Revenue from software license agreements is recognized upon shipment or upon notification to the customer of the downloadable software location, provided that a signed contract exists, the fee is fixed and determinable and collection of the resulting receivable is probable and, if applicable, acceptance criteria are met. In cases where a fee is due to a referring party under the Company's referral agreements, such fees are recorded as sales and marketing expenses when the accompanying sales are recorded.

     For contracts with multiple obligations (e.g., deliverable and undeliverable products, maintenance, installation and other services), revenue is allocated to each component of the contract based on objective evidence of its fair value, which is specific to the Company, or for products not being sold separately, the price established by management. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met. The Company recognizes revenue from maintenance fees, including amounts allocated from product revenues for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated installation and training and for such services sold separately, the Company recognizes revenue as the related services are performed.

     Deferred revenue consists of payments received prior to delivery of licenses, fulfillment of acceptance criteria, or performance of services.

  Cost of revenues

     Cost of license revenues includes costs associated with the electronic transmission of software and royalties for third party embedded software which were not material. Cost of service revenue includes salaries and related expenses for the service organization and cost of third parties contracted to provide services to customers.

  Research and development expenditures

     Expenditures for research and development are charged to expense as incurred. Under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" certain software development costs are capitalized after technological feasibility has been established. Development costs incurred in the period between achievement of technological feasibility, which the Company defines as the establishment of working model, until the general availability of such software to customers, has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs to date.

  Stock-based compensation

     Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for employee stock options under Accounting Principles Board Opinion ("APB") No. 25 and follows the

                                ONDISPLAY, INC.

disclosure-only provisions of SFAS 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock.

  Income taxes

     Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  Net loss per share

     Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all dilutive potential common stock, including nonvested common stock, options, warrants and preferred stock. Options, warrants, common stock subject to repurchase and preferred stock were not included in the computation of diluted net loss per share in the periods reported because the effect would be antidilutive.

     Antidilutive securities not included in net loss per share calculation for the periods:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                     1997          1998         1999
                                                   ---------    ----------    ---------
Common stock subject to repurchase...............         --       377,732    1,154,521
Common stock options.............................  1,602,750     1,366,188    2,986,985
Warrants.........................................         --            --       85,537
Preferred Stock..................................  6,690,476     8,891,554           --
                                                   ---------    ----------    ---------
                                                   8,293,226    10,635,474    4,227,043
                                                   =========    ==========    =========

  Comprehensive income

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company has no comprehensive income components other than its net loss.

  Recent accounting pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and will be adopted in the year 2000. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is in process of evaluating the impact of this pronouncement.

     In December 1998, the Accounting Standards Executive Committee issued Statement of Position 98-9, modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions. SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company believes the adoption of 98-9 will not have a material impact on its results of operation.

                                ONDISPLAY, INC.

NOTE 3 -- BALANCE SHEET ACCOUNTS:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1998      1999
                                                             ------    ------
                                                              (IN THOUSANDS)
Property and equipment Computer hardware...................  $  869    $1,510
  Computer software........................................     177       428
  Furniture and fixtures...................................      93       510
  Leasehold improvements...................................      13        83
                                                             ------    ------
                                                              1,152     2,531
  Less: accumulated depreciation and amortization..........    (432)     (950)
                                                             ------    ------
                                                             $  720    $1,581
                                                             ======    ======

     Included in property and equipment at December 31, 1998 and 1999 is approximately $537,000 and $1,266,000 of computer equipment purchased under capital leases. Accumulated amortization of assets acquired under capital leases is approximately $241,000 and $479,000 at December 31, 1998 and 1999.

                                                               DECEMBER 31,
                                                              --------------
                                                              1998     1999
                                                              ----    ------
                                                              (IN THOUSANDS)
Accrued liabilities Accrued commissions.....................  $275    $1,413
  Accrued professional fees.................................   132       565
  Accrued vacation..........................................   190       372
  Accrued bonuses...........................................   226       372
  Other.....................................................    --       267
                                                              ----    ------
                                                              $823    $2,989
                                                              ====    ======

NOTE 4 -- COMMITMENTS:

  Operating lease

     The Company leases various facilities under operating leases expiring through 2004. Under these leases, the Company is responsible for maintenance and insurance.

     The minimum lease payments, net of sublease income, required under these operating leases are as of December 31, 1999 are as follows (in thousands):

2000........................................................  $1,012
2001........................................................     884
2002........................................................     559
2003........................................................     114
2004........................................................      99
                                                              ------
                                                              $2,668
                                                              ======

     Rent expense, net of sublease income, for the years ended December 31, 1999, 1998 and 1997 approximately was $740,000, $270,000 and $186,000, respectively.

  Capital lease obligations

     In June 1997, the Company entered into a capital lease agreement which was amended March 16, 1998 under which the Company had $550,000 available to acquire equipment. As of December 31, 1999, the Company had a total of approximately $537,000 under this line. In February 1999, the Company entered into

                                ONDISPLAY, INC.

another financing agreement under which the Company has $1,350,000 available to purchase equipment. The draw down period under this agreement expires on August 19, 2000.

     As of December 31, 1999, the Company had drawn a total of approximately $729,000 under this line.

     Future minimum lease payment under capital lease agreements as of December 31, 1999 are as follows (in thousands):

2000........................................................  $1,048
2001........................................................     486
                                                              ------
Total minimum lease payments................................   1,534
Less amount representing interest...........................     494
                                                              ------
Present value of minimum lease payments.....................   1,040
Less: current portion.......................................    (784)
                                                              ------
                                                              $  256
                                                              ======

NOTE 5 -- LONG TERM DEBT:

     Long term debt consists of (in thousands):

                                                              DECEMBER 31,
                                                            ----------------
                                                            1998      1999
                                                            -----    -------
Long term loan............................................  $  --    $ 2,497
Capital lease obligations (see Note 4)....................    389      1,040
                                                            -----    -------
                                                              389      3,537
Less: current portion.....................................   (149)    (1,199)
                                                            -----    -------
                                                            $ 240    $ 2,338
                                                            =====    =======

     In February 1999, the Company entered into a loan agreement which allows for borrowings of $3,000,000 bearing interest at 12.5% per annum. The Company borrowed the full amount in May 1999 and is required to make monthly payments of principal and interest of approximately $100,000 in 36 installments commencing June 1, 1999 through May 1, 2002. The amounts borrowed are collateralized by substantially all of the Company's assets. Dividends declared by the Company are subject to the approval of the lender under this loan agreement.

     Annual maturities under the loan as of December 31, 1999 are as follows (in thousands):

FISCAL YEARS ENDING DECEMBER 31,
2000........................................................  $  943
2001........................................................   1,068
2002........................................................     486
                                                              ------
          Total.............................................  $2,497
                                                              ======

NOTE 6 -- 401(K) SAVINGS PLAN:

     In February 1997, the Company established a 401(k) Savings Plan (the "Plan") that covers substantially all employees. Under the Plan, employees are permitted to contribute a portion of gross compensation not to exceed standard limitations provided by the Internal Revenue Service. The Company maintains the right to match employee contributions, no Company matching contributions have been made to date.

                                ONDISPLAY, INC.

NOTE 7 -- PREFERRED STOCK:

     As of December 31, 1998 the convertible preferred stock comprises:

                                                      NUMBER OF
                                       NUMBER OF       SHARES        ANNUAL      LIQUIDATION
                                         SHARES      ISSUED AND     DIVIDEND        VALUE
                                       AUTHORIZED    OUTSTANDING    PER SHARE     PER SHARE
                                       ----------    -----------    ---------    -----------
Series A.............................   3,500,000     3,500,000       $0.08         $1.00
Series B.............................   3,500,000     3,202,381       $0.17         $2.10
Series C.............................   2,500,000     2,189,173       $0.32         $4.00
Series D.............................   2,100,000     1,723,739       $0.76         $9.52
                                       ----------    ----------
                                       11,600,000    10,615,293
                                       ==========    ==========

  Dividends

     The holders of Series A, Series B, Series C and Series D preferred stock are entitled to receive the above annual dividends, when and if declared by the Board of Directors. After payment of any required dividends to the Series A, Series B, Series C and Series D stockholders, declared dividends shall be distributed among all holders of common stock and all holders of Series A, Series B, Series C and Series D preferred stock in proportion to the number of shares of common stock which would be held by each such holder if all shares of Series A, Series B, Series C and Series D preferred stock were converted to common stock. Dividends declared by the Company are contingent on approval by the lender of the long-term loan.

  Liquidation

     In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holders of Series A, Series B, Series C and Series D preferred stock are entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock by reason of their ownership, an amount equal to the sum of $1.00, $2.10, $4.00 and $9.52 for each outstanding share of Series A, Series B, Series C and Series D preferred stock, (as adjusted for any stock dividends, combinations or splits) plus any declared but unpaid dividends on such shares. If upon the occurrence of such event, the assets distributed among the holders of preferred stock are insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then the entire assets of the Company legally available for distribution are to be distributed first ratably among the holders of the preferred stock in proportion to the aggregate liquidation preference of the shares of preferred stock then held by them.

     After payment has been made to the holders of preferred stock, any remaining assets and funds are to be distributed pro rata among the holders of the preferred stock and the common stock on a per share basis, treating all shares of preferred stock convertible into shares of common stock as if converted; provided, however, that after the receipt by each share of preferred stock of distributions equal to two times the original purchase price for the preferred stock, then all remaining assets shall be distributed equally among the holders of the common stock on a per-share basis.

  Conversion

     Each share of preferred stock, at the option of the holder thereof, shall be convertible into such number of fully paid and nonassessable shares of common stock which results from dividing the issuance price per share by the conversion price per share in effect for the shares of preferred stock at the time of conversion. The issuance price per share and initial conversion price per share of Series A, B, Series C and Series D preferred stock are $1.00, $2.10, $4.00 and $9.52. The number of shares of common stock into which a share of a series of preferred stock is convertible is referred to as the conversion rate of such series. The initial conversion prices

                                ONDISPLAY, INC.

of Series A, B, C and D preferred stock may be adjusted under circumstances described in the Company's Restated Articles of Incorporation. At December 31, 1998 and September 30, 1999 the conversion ratio was one to one.

     Conversion is automatic at the then effective conversion price of such series immediately prior to the closing of a qualified initial public offering at an aggregate offering price to the public of not less than 20 million provided that the Series A, B and C preferred stock shall not be converted without the majority approval of such series, and the Series D preferred stock shall not be converted without the approval by more than 2/3 of the holders of Series D preferred stock.

  Voting

     The holders of Series A, Series B, Series C and Series D preferred stock are entitled to voting rights equal to the number of shares of common stock into which each share of preferred stock could be converted at the record date for a vote or consent of stockholders, except as otherwise required by law, and have voting rights and powers equal to the voting rights and powers of the shares of common stock.

  Redemption

     Preferred stock shall be redeemable at the option of the holders of a majority of the outstanding shares of preferred stock at any time after September 30, 2001 if the Company has not completed a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of common stock for the account of the Corporation with an aggregate offering price to the public of not less than $20,000,000 defined hereafter as a "Qualified IPO." Such redemption right may be exercised by giving at least 120 day notice prior to the date of commencement of the redemption. After receipt of such notice of a redemption, the Company shall redeem all of the outstanding shares of preferred stock in three equal annual installments on the last day of each fiscal year (commencing with the first fiscal year ending after the 120 day notice period). The redemption price of the preferred stock shall be the original purchase price per share (as adjusted for any stock dividends, combinations or splits) plus any accrued but unpaid dividends. Any redemption of only a part of the outstanding preferred stock by the Company shall be pro rata as among all holders of preferred stock in proportion to the aggregate redemption price to be paid to such holders.

NOTE 8 -- STOCK OPTION AND STOCK PURCHASE PLANS:

  Stock option plan

     Under the Company's 1996 Stock Plan as amended, incentive options to purchase the Company's common stock may be granted to employees at prices not lower than the fair market value per share on the date of grant, as determined by the Board of Directors. Nonstatutory options may be granted to key employees, including directors and consultants, at prices not lower than 85% of the fair market value (110% for qualified incentive stock options in certain cases) at the date of grant, as determined by the Board of Directors. The Board also has the authority to set the term of the options (no longer than ten years from date of grant and no more than five years in certain instances). Options granted generally vest over four years. Holders of options granted under the Plan may exercise their options prior to complete vesting of shares, subject to the Company's right of repurchase, such that, in the event of a termination of the optionee's employment or consulting relationship, any unvested shares may be repurchased at a price per share equal to the original exercise price per share for the option. Unexercised vested options expire three months after termination of employment with the Company. Shares repurchased by the Company were none, 41,394 and 71,554 in 1997, 1998 and 1999.

                                ONDISPLAY, INC.

     At December 31, 1997, 1998 and 1999, the Company's repurchase rights applied to none, 377,732 and 1,154,521 shares of common stock outstanding.

     Activity under the Plan is set forth below:

                                                            NUMBER OF     WEIGHTED
                                             NUMBER OF       SHARES       AVERAGE
                                               SHARES      ISSUED AND     EXERCISE     AGGREGATE
                                             AUTHORIZED    OUTSTANDING     PRICE         PRICE
                                             ----------    -----------    --------    -----------
Balances, January 1, 1997..................     933,000       767,000      $0.10      $    76,700
  Shares reserved..........................     450,000            --                          --
  Options granted..........................  (1,080,000)    1,080,000      $0.12          131,540
  Options exercised........................          --          (625)     $0.10              (62)
  Options cancelled........................     243,625      (243,625)     $0.10          (24,363)
                                             ----------    ----------      -----      -----------
Balances, December 31, 1997................     546,625     1,602,750      $0.11          183,815
  Shares reserved..........................     400,000            --                          --
  Options granted..........................    (781,750)      781,750      $0.27          213,948
  Options exercised........................          --      (754,520)     $0.14         (107,366)
  Options repurchased......................      41,394            --         --               --
  Options cancelled........................     263,792      (263,792)     $0.17          (45,575)
                                             ----------    ----------      -----      -----------
Balances, December 31, 1998................     470,061     1,366,188      $0.18          244,822
  Shares reserved..........................   2,425,000            --         --               --
  Options granted..........................  (3,152,650)    3,152,650      $4.88       15,395,700
  Options exercised........................          --    (1,163,563)     $1.86       (2,170,000)
  Options repurchased......................      71,554            --         --               --
  Options cancelled........................     368,260      (368,290)     $0.46         (168,245)
                                             ----------    ----------      -----      -----------
Balances, December 31, 1999................     182,225     2,986,985      $4.45      $13,302,277
                                             ==========    ==========      =====      ===========

     For financial reporting purposes, the Company has determined that the estimated value of common stock was in excess of the exercise price, which was considered to be the fair market value as of the date of grant for 781,750 options issued in 1998 and 3,152,650 options issued in 1999. In connection with the grants of such options, the Company has recognized deferred compensation of approximately $2,220,000 in 1998 and $31,268,000 in 1999. Deferred stock-based compensation will be amortized over the vesting period which is generally 48 months from the date of grant; approximately $618,000 was expensed in the year ended December 31, 1998 and $3,697,000 in the year ended December 31, 1999. Future amortization based on options granted through December 31, 1999 is expected to be $15,441,000 and $7,987,000, $4,166,000 and $1,581,000 in the
years 2000, 2001, 2002 and 2003.

                                ONDISPLAY, INC.

     Options outstanding and vested by exercise price at December 31, 1999 are as follows:

                                                OPTIONS OUTSTANDING            OPTIONS CURRENTLY
                                        ------------------------------------         VESTED
                                                       WEIGHTED                ------------------
                                                        AVERAGE     WEIGHTED             WEIGHTED
                                                       REMAINING    AVERAGE              AVERAGE
               EXERCISE                   NUMBER      CONTRACTUAL   EXERCISE   NUMBER    EXERCISE
                PRICE                   OUTSTANDING      LIFE        PRICE     VESTED     PRICE
               --------                 -----------   -----------   --------   -------   --------
$0.10.................................     482,500       6.86        $0.10     386,078    $0.10
$0.21.................................      49,000       8.18        $0.21      22,659    $0.21
$0.40.................................     254,250       9.02        $0.40      36,402    $0.40
$0.80.................................     123,835       9.43        $0.80          --    $0.80
$1.20.................................      51,000       9.55        $1.20          --    $1.20
$2.50.................................     314,500       9.69        $2.50          --    $2.50
$5.00.................................     163,000       9.72        $5.00          --    $5.00
$6.50.................................     812,400       9.82        $6.50          --    $6.50
$8.00.................................     736,500       9.95        $8.00          --    $8.00
                                         ---------                             -------
                                         2,986,985                             445,139
                                         =========                             =======

     At December 31, 1997 and 1998, 130,844 and 381,707 options at a weighted average prices of $0.10 and $0.10 were vested.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Had compensation cost for the Plan been determined based on the fair value at grant date for all awards consistent with the provisions of SFAS No. 123, the impact on the Company's financial statements would be (in thousands) as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                        1997       1998        1999
                                                       -------    -------    --------
Net loss:
  As reported........................................  $(5,534)   $(8,348)   $(16,768)
  Pro forma..........................................  $(5,542)   $(8,364)   $(17,039)
Basic and diluted net loss per share:
  As reported........................................  $ (1.62)   $ (2.34)   $  (3.70)
  Pro forma..........................................  $ (1.62)   $ (2.34)   $  (3.76)

     The fair value of each option grant is estimated on the date of grant using the minimum value method with the following weighted average assumptions:

                                                           1997       1998       1999
                                                          -------    -------    -------
Risk-free interest rate.................................      6.3%       5.0%       5.2%
Expected life...........................................  5 years    5 years    5 years
Expected dividends......................................  $    --    $    --    $    --

     The weighted average per share fair value of common stock options granted during 1997, 1998 and 1999 were $0.10, $0.27 and $12.23.

  Employee stock purchase plan

     In September 1999, the Company adopted an employee stock purchase plan (the "Purchase Plan"). 1,500,000 shares of common stock have been reserved for issuance under the Purchase Plan (subject to an annual increase), none of which had been issued at December 31, 1999.

                                ONDISPLAY, INC.

NOTE 9 -- WARRANTS:

     As part of a long-term borrowing agreement entered into in February 1999, the Company issued a warrant to purchase an aggregate of 85,537 shares of common stock at an exercise price of $6.05 per share. The warrant were exercisable upon grant and expire in January 2009.

     The Company valued the warrant using the Black-Scholes method. The fair value of $535,000 is amortized to interest expense over the term of the long-term loan.

NOTE 10 -- INCOME TAXES:

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $23,800,000 and $18,600,000 for Federal and California purposes, respectively, available to reduce future taxable income, if any. These carryforwards expire through 2019 and 2004 for Federal and California purposes, respectively, if not utilized beforehand.

     At December 31, 1999, the Company had research and development credit carryforwards of approximately $479,000 and $302,000 for Federal and California income tax purposes, respectively. The research and development credit carryforwards expire beginning in the year 2011.

     The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

     Temporary differences which gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                           1998        1999
                                                          -------    --------
Net operating losses....................................  $ 4,761    $  9,181
Research and development credits........................      548         678
Depreciation and amortization...........................      (10)          9
Accrued liabilities.....................................      467         875
Other...................................................       --           1
                                                          -------    --------
                                                            5,766      10,745
Less: valuation allowance...............................   (5,766)    (10,745)
                                                          -------    --------
                                                          $    --    $     --
                                                          =======    ========

     Due to uncertainty of realizing the benefits of the deferred tax assets, the Company has provided a valuation allowance against the net deferred tax assets.

                                ONDISPLAY, INC.

     The difference between the Company's effective income tax rate and the federal statutory rate is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1998       1999
                                                        -------    -------    -------
Statutory tax benefit.................................  $(1,882)   $(2,838)   $(5,701)
Permanent differences -- non-deductible expenses......       79        364         33
State taxes, net of federal tax benefit...............     (327)      (510)      (756)
Stock option compensation.............................       --         --      1,257
Research and development experimentation credit.......     (273)      (276)      (266)
Change in valuation allowance.........................    2,402      3,138      4,979
Other.................................................        1        122        454
                                                        -------    -------    -------
Net tax provision.....................................  $    --    $    --    $    --
                                                        =======    =======    =======

NOTE 11 -- SUBSEQUENT EVENT:

     The Company entered into a merger agreement with Oberon Software Incorporated ("Oberon") on January 17, 2000. The Company expects the merger, which will be accounted for under the purchase method, to be completed by March 31, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our directors is incorporated by reference from the section captioned "Election of Directors" contained in our Proxy Statement related to the next Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the sections in the Proxy Statement captioned "Executive Compensation," "Compensation of Directors," "Employment Contracts and Change-of-Control Arrangements" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement in the table labeled "Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the section captioned "Certain Transactions With Management" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements

     The following financial statements are filed as part of this report:

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   32
Balance Sheet...............................................   33
Statement of Operations.....................................   34
Statement of Stockholder's Equity (Deficit).................   35
Statement of Cash Flows.....................................   36

  Financial Statement of Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange commission are not required under the related instructions or are inapplicable, and therefore have been omitted. See, however, Exhibit 27.1 Financial Data Schedule.

  Exhibits

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
--------                      -----------------------
 *3.1(b)    Certificate of Incorporation
 *4.1(b)    Bylaws
*10.1(a)    Third Restated Investor Rights Agreement dated August 2,
            1999
*10.1(b)    Amendment to Third Restated Investor Rights Agreement dated
            September 9, 1999
 10.1(c)    Amendment to Third Restated Investor Rights Agreement dated
            December 14, 1999
 10.1(d)    Amendment to Third Restated Investor Rights Agreement dated
            December 21, 1999
*10.2       1996 Stock Plan and forms of agreements thereunder
 10.2(a)    Amended and Restated 1996 Stock Plan
*10.3       1999 Employee Stock Purchase Plan
*10.4       Form of Director and Executive Officer Indemnification
            Agreement
*10.5       Sublease between the registrant and Irwin Home Equity
            Corporation dated December 2, 1998 for office space located at 12667 Alcosta Boulevard, San Ramon, California
*10.6       Sublease between registrant and Knutson Mortgage Corporation dated September 17, 1996 for office space located at 2682
            Bishop Drive, San Ramon, California
*10.7       Master Equipment Lease Agreement dated February 25, 1999
            between registrant and Comdisco, Inc.
*10.8       Senior Loan and Security Agreement dated June 2, 1997
            between the registrant and Phoenix Leasing, Inc.
 23.1       Consent of PricewaterhouseCoopers LLP, independent
            accountants
 24.1       Power of Attorney (page 50)
 27.1       Financial Data Schedule

---------------
* Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 333-26889) as declared effective by the Commission on December 17, 1999.

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONDISPLAY, INC.

                                          By:         /s/ MARK PINE
                                            ------------------------------------
                                            Chairman and Chief Executive Officer

Date: March 22, 2000

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Pine and David Larson, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2000:

                      SIGNATURE                                        TITLE
                      ---------                                        -----
                    /s/ MARK PINE                       Chief Executive Officer and Chairman
-----------------------------------------------------               of the Board
                      Mark Pine

                  /s/ DAVID LARSON                         Vice President Finance, Chief
-----------------------------------------------------            Financial Officer
                    David Larson

                /s/ CHRISTOPHER SPRAY                                 Director
-----------------------------------------------------
                  Christopher Spray

                 /s/ TIMOTHY BARROWS                                  Director
-----------------------------------------------------
                   Timothy Barrows

                  /s/ VENKAT MOHAN                                    Director
-----------------------------------------------------
                    Venkat Mohan

                                                                      Director
-----------------------------------------------------
                    John Mandile

                 /s/ CARMINE VILLANI                                  Director
-----------------------------------------------------
                   Carmine Villani

                  /s/ PROMOD HAQUE                                    Director
-----------------------------------------------------
                    Promod Haque

                 /s/ MARGARET TAYLOR                                  Director
-----------------------------------------------------
                   Margaret Taylor

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
--------                      -----------------------
 *3.1(b)    Certificate of Incorporation
 *4.1(b)    Bylaws
*10.1(a)    Third Restated Investor Rights Agreement dated August 2,
            1999
*10.1(b)    Amendment to Third Restated Investor Rights Agreement dated
            September 9, 1999
 10.1(c)    Amendment to Third Restated Investor Rights Agreement dated
            December 14, 1999
 10.1(d)    Amendment to Third Restated Investor Rights Agreement dated
            December 21, 1999
*10.2       1996 Stock Plan and forms of agreements thereunder
 10.2(a)    Amended and Restated 1996 Stock Plan
*10.3       1999 Employee Stock Purchase Plan
*10.4       Form of Director and Executive Officer Indemnification
            Agreement
*10.5       Sublease between the registrant and Irwin Home Equity
            Corporation dated December 2, 1998 for office space located at 12667 Alcosta Boulevard, San Ramon, California
*10.6       Sublease between registrant and Knutson Mortgage Corporation dated September 17, 1996 for office space located at 2682
            Bishop Drive, San Ramon, California
*10.7       Master Equipment Lease Agreement dated February 25, 1999
            between registrant and Comdisco, Inc.
*10.8       Senior Loan and Security Agreement dated June 2, 1997
            between the registrant and Phoenix Leasing, Inc.
 23.1       Consent of PricewaterhouseCoopers LLP, independent
            accountants
 24.1       Power of Attorney (page 50)
 27.1       Financial Data Schedule

---------------
* Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 333-26889) as declared effective by the Commission on December 17, 1999.