Form 10-K405/A
period 1999-12-31
ONDISPLAY INC
filed 2000-05-01
CIK 1093513

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                 FORM 10-K/A-1
                            ------------------------
(MARK ONE)

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

     None.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

        The following table sets forth certain information regarding the Company's directors.


                                                                                        DIRECTOR
                NAME                     AGE            POSITION AT ONDISPLAY            SINCE
                ----                     ---            ---------------------            -----
Class I directors whose terms expire
at the 2000  annual meeting of
stockholders:

   John Mandile......................          Director                                 1996
   Christopher Spray.................          Director                                 1996

Class II directors whose terms
expire at the 2001 annual meeting of
stockholders:

   Timothy Barrows(1)................          Director                                 1996
   Promod Haque(1)(2)................          Director                                 1997
   Venkat Mohan......................          President, Chief Operating Officer and
                                               Director                                 1999

Class III directors whose terms
expire at the 2002 annual meeting of
stockholders:

   Mark Pine.........................          Chairman, Chief Executive Officer and
                                               Director                                 1996
   Margaret Taylor...................          Director                                 1999
   Carmine Villani(2)................          Director                                 1997


(1)     Member of Compensation Committee.

(2)     Member of Audit Committee.

        There is no family relationship between any director or executive officer of the Company.

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

        Venkat Mohan became our President and Chief Operating Officer in November 1999 and became a director in January 2000. Prior to joining OnDisplay, he had been Vice President, Global Marketing and E-Commerce at General Electric Information Services, Inc., a subsidiary of General Electric Company, since August 1996. Mr. Mohan was the President and Chief Operating Officer of Cadis Inc., a software company, from November 1993 to August 1996, and was the Executive Vice President, Marketing of VMX, Inc., a voice processing technology company, from 1990 to 1993. He holds a technology degree from the Indian Institute of Technology, an MS degree in Industrial and System Engineering from the University of Florida and an MBA degree from the Harvard Business School, where he was a Baker Scholar.

        Timothy Barrows has served as one of our directors since September 1996. Since 1985, Mr. Barrows has been a general partner of Matrix Partners, a venture capital firm. Mr. Barrows serves as director of SilverStream, Inc., Sycamore Networks, Inc. and several private companies. Mr. Barrows holds a B.A. from Williams College and an M.B.A. from Stanford University.

        Promod Haque has served as one of our directors since August 1997. Dr. Haque has since November 1990 served as a general partner of various of the Norwest Venture Partners venture capital funds. He is currently managing general partner of Norwest Venture Partners VII. Dr. Haque is a director of Showcase Corporation, Extreme Networks, Inc., Primus Knowledge Solutions, Cerent Corporation, Siara Systems, Transaction Systems Architects, Inc. and several privately held companies. Dr. Haque holds a Ph.D.E.E. degree and an M.S.E.E. degree from Northwestern University, an M.M. degree from the J.L. Kellogg Graduate School of Management, Northwestern University, and a B.S.E.E. degree from the University of Delhi, India.

        John Mandile has served as one of our directors since August 1996. Since September 1996, Mr. Mandile has been a general partner of Sigma Partners, a venture capital firm. From August 1995 to April 1996, Mr. Mandile was the President & Chief Executive Officer of Vermeer Technologies, In., a Web authoring company that was acquired by Microsoft. From 1988 to 1992 Mr. Mandile was Vice President of Engineering of SQL Solutions, a software company, which was acquired by Sybase and after the acquisition served as Vice President of System Management at Sybase from 1992 to July 1995. Mr. Mandile holds a B.S.E. in Engineering science from Tufts University and an MS in Computer Science from Worcester Polytechnic State University.

        Christopher Spray has served as one of our directors since September 1996. Since 1986, Mr. Spray has been a general partner of Atlas Venture, a venture capital firm. Mr. Spray holds a B.A. from Oxford University and an M.B.A. from INSEAD.

        Margaret Taylor has served as one of our directors since March 1999. Since 1989, Ms. Taylor has served at PeopleSoft, Inc. as Senior Vice President of Operations. Ms. Taylor holds a B.A. from Lone Mountain College.

        Carmine Villani has served as one of our directors since April 1997. Since 1992, Mr. Villani has been Senior Vice President and Chief Information Officer of McKessonHBOC, Inc., a health information services company. Mr. Villani holds a B.A. from Rutgers University.

DIRECTOR COMPENSATION

        Directors currently do not receive any cash compensation from OnDisplay for their services as members of the Board, but are reimbursed for expenses in connection with attendance at Board and committee meetings. At times in the past we have granted our outside directors options to purchase shares of our common stock under the 1996 Stock Plan. In January 1999, we granted Mr. Villani an option to purchase 20,000 shares at a per share exercise price of $0.40. In March 1999, we granted Ms. Taylor an option to purchase 30,000 shares at a per share exercise price of $0.40. In December 1999, we granted Ms. Taylor an option to purchase 30,000 shares at a per share exercise price of $0.40. In December 1999, we granted options to Mr. Barrows, Mr. Haque and Mr. Spray each to purchase 30,000 shares at a per share exercise price of $8.00.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Neither of the members of the compensation committee is currently or has been, at any time since the formation of the Company, an officer or employee of the Company. The two members of the compensation committee are general partners of venture capital investment funds that participated in private stock financings by the Company in 1999, as described below under "Related Party Transactions -- Private Stock Financings." No executive officer of the Company serves, or served in fiscal 1999, as a member of the board of directors or compensation committee of any entity that has or had one or more executive officers serving as a member of the Company's Board or compensation committee.


EXECUTIVE OFFICERS

        Information concerning the Company's executive officers is set forth under the caption "Executive Officers" in Item 1 of this Report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("Commission") and the National Association of Securities Dealers, Inc. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal 1999 all executive officers and directors of the Company complied with all applicable filing requirements, except as follows. The automatic conversion of convertible preferred stock into common stock occasioned by the closing of our initial public offering required the filing of Forms 4 by holders of the convertible preferred stock. These filings by the following persons were late: Atlas Venture, Christopher Spray, John Mandile, Margaret Taylor, Matrix IV Entrepreneurs Fund, L.P., and Matrix Partners IV, L.P. In addition, amended Forms 3, disclosing beneficial ownership of OnDisplay equity securities, were filed by Trung Dung and Oliver Sermet.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth the compensation of the chief executive officer of the Company and the four other most highly compensated executive officers during the year ended December 31, 1999. This Report refers to these five executives as OnDisplay's "Named Executive Officers." Mr. Mohan joined the Company in November, 1999. Mr. Deppe resigned as an executive officer in February 2000.

                           SUMMARY COMPENSATION TABLE


                                                                                        LONG TERM
                                                                                      COMPENSATION
                                                                                         AWARDS
NAME AND PRINCIPAL POSITION                                  ANNUAL COMPENSATION         SHARES
                                                           -----------------------     UNDERLYING
                                                           SALARY ($)    BONUS ($)     OPTIONS (#)
                                                           ----------    ---------    ------------
Mark Pine..........................................         180,000       159,000        250,000
   Chairman of the Board and Chief Executive Officer
Mark Deppe.........................................         163,750        75,375         50,000
   Vice President, Software Development
Olivier Sermet.....................................         163,750        45,626         60,000
   Vice President, Worldwide Field Operations
Santi Pierini......................................         123,750        17,286         55,000
   Vice President, Global Product Management
Venkat Mohan.......................................          25,852       165,312        350,000
   President and Chief Operating Officer`


OPTION GRANTS IN LAST FISCAL YEAR

        The following table provides information relating to stock options granted to each of OnDisplay's Named Executive Officers during the fiscal year ended December 31, 1999. All of these options were granted under our 1996 stock plan and have a term of 10 years, subject to earlier termination in the event the optionee's services terminate. The exercise price of each option is equal to the fair market value of the common stock on the date of grant, as determined by the Board. Each option in the table was granted prior to our initial public offering on December 17, 1999. The options vest over a four year period from the date of grant but may be exercised at any time in part or in full. If the optionee exercises an option to purchase shares that are unvested and the optionee's services to OnDisplay terminate before all the purchased shares have vested, we have the right to repurchase at the original exercise price the shares that remain unvested.

        The potential realizable value in the table is calculated by assuming that the price of our common stock increases from $28.00 per share at assumed appreciation rates of 5% and 10%, compounded annually, over the 10-year term of the option, and subtracting from that result the option exercise price. These assumed appreciation rates comply with the rules of the Securities and Exchange Commission and do not represent our prediction of the performance of our stock price. The base of $28.00 per share was the initial offering price of OnDisplay common stock in our public offering on December 17, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                POTENTIAL REALIZABLE
                                            PERCENT OF                                         VALUE AT ASSUMED ANNUAL
                           NUMBER OF       TOTAL OPTIONS                                              RATES OF
                            SHARES          GRANTED TO                                           STOCK APPRECIATION
                           UNDERLYING       EMPLOYEES        EXERCISE                              FOR OPTION TERM
                            OPTIONS           DURING         PER PRICE         EXPIRATION      ----------------------------
NAME                        GRANTED           PERIOD            SHARE            DATE              5%               10%
                          -----------      -----------       -----------      -----------      -----------      -----------
Mark Pine ..........          250,000             7.93%      $      2.50         09/09/09      $10,384,203      $16,535,108
Mark Deppe .........           50,000             1.59%      $      4.22         09/28/09      $ 1,936,756      $ 3,083,960
Olivier Sermet .....           60,000             1.90%      $      3.45         09/28/09      $ 2,399,362      $ 3,820,583
Santi Pierini ......           55,000             1.74%      $      7.17         12/13/09      $ 1,866,062      $ 2,971,391
Venkat Mohan .......          350,000            11.10%      $      6.50         11/08/09      $12,257,432      $19,517,912


AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND VALUES OF UNEXERCISED OPTIONS AT FISCAL YEAR END

        The following table sets forth for each of OnDisplay's Named Executive Officers information relating to option exercises during the fiscal year ended December 31, 1999 and the number and value of securities underlying vested and unvested options they held at December 31, 1999. As discussed in the text above the preceding table, all options are fully exercisable from the date of grant, but the underlying shares vest over a four year period. Some of the shares purchased by exercising options in fiscal 1999 have not vested. Although all the option exercises occurred prior to our public offering on December 17, 1999, the "Value Realized for Exercised Options" is based on $28.00 per share, the initial public offering price. The "Value of Unexercised In-the-Money Options" at December 31, 1999 is based on $90.875 per share, the closing market price on December 31, 1999. In each case, the per share exercise price is subtracted and the resulting amount is multiplied by the applicable number of shares.


                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                              SHARES          VALUE                   OPTIONS AT                IN-THE-MONEY OPTIONS AT
                            ACQUIRED ON     REALIZED             DECEMBER 31, 1999                  DECEMBER 31, 1999
                            EXERCISE OF   FOR EXERCISED     ----------------------------      ----------------------------
NAME                          OPTIONS      OPTIONS ($)         VESTED         UNVESTED           VESTED          UNVESTED
                            -----------    -----------      -----------      -----------      -----------      -----------
Mark Pine ..........          125,000      $ 3,187,500               --          125,000      $        --      $11,046,850
Mark Deppe .........               --           $   --          294,844          137,656      $26,764,441      $12,289,746
Olivier Sermet .....          185,000      $ 5,176,000               --           50,000      $        --      $ 4,340,750
Santi Pierini ......           76,000      $ 2,118,250               --           49,000      $        --      $ 4,060,875
Venkat Mohan .......          100,000      $ 2,150,000               --          250,000      $        --      $21,093,750


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of April 18, 2000 as to
(i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all directors and executive officers of the Company as a group.

        Unless otherwise indicated, the address for each stockholder in the table is c/o OnDisplay, Inc., 12667 Alcosta Boulevard, Suite 300, San Ramon, CA 94583. Except as otherwise noted, and dependent on applicable community property laws, to our knowledge, the persons named in this table have sole voting and investing power with respect to all of the shares of common stock held by them.


                                                                      SHARES BENEFICIALLY OWNED*
                                                                 ------------------------------------
BENEFICIAL OWNER                                                   NUMBER            PERCENT
                                                                 ----------    ----------------------
Matrix Partners IV, L.P.(1)...........................            2,949,002    UPDATE # AND % FOR ALL
  Bay Colony Corporate Center
  1000 Winter Street, Suite 4500
  Waltham, MA  02154

Norwest Venture Partners VI, L.P......................            2,594,181
  245 Lytton Avenue, Suite 250
  Palo Alto, CA  94111

Atlas Venture Fund II, L.P............................            2,365,004
  222 Berkeley Street
  Boston, MA  02116
                                                                  1,720,263
Amerindo Investment Advisors, Inc. And affiliates(2)..
  One Embarcadero, Suite 2300
  San Francisco, CA  94111
Mark Pine(3)..........................................            1,585,275
Trung Dung............................................              987,175
Venkat Mohan(4).......................................              350,000
Mark Deppe (5) .......................................              496,250
Olivier Sermet(6).....................................              235,000
Santi Pierini(7)......................................              125,000
Timothy Barrows(8)....................................            2,979,802
Promod Haque(9).......................................            2,624,181
John Mandile(10)......................................              154,405
Christopher Spray(11).................................            2,395,004
Margaret Taylor.......................................               55,000            **
Carmine Villani.......................................               40,000            **
All directors and executive officers as a group (16
   persons)                                                      12,402,092


*Stock options held by the persons in the table are fully exercisable and are therefore included in the table because the underlying shares are deemed to be beneficially owned under the rules of the Securities and Exchange Commission. However, some of the shares underlying options, as well as some shares that are held by such persons as a result of option exercises, are not fully vested. See "Executive Compensation -- Option Grants in Last Fiscal Year." Shares underlying options are deemed to be outstanding for the purpose of computing the percentage beneficially owned by the holder of the option, but are not deemed to be outstanding for the purpose of computing any other person's beneficial ownership percentage.

** Less than 1% of the outstanding shares of common stock.

(1)     Includes 147,599 shares held by the Matrix IV Entrepreneurs Fund, L.P.

(2) Amerindo Investment Advisors Inc. and its affiliates, which manages the accounts holding these shares, disclaims beneficial ownership of the shares.

(3)     Includes 246,000 shares beneficially held by trusts for the benefit of
        M. Pine's minor children and other family members. Also includes 125,000 shares of common stock issuable upon the exercise of stock options.

(4) Includes 250,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of February 15, 2000.

(5) Includes 50,000 shares of common stock issuable upon the exercise of stock options.

(6) Includes 50,000 shares of common stock issuable upon the exercise of stock options.

(7) Includes 49,000 shares of common stock issuable upon the exercise of stock options.

(8) Includes shares held by Matrix Partners IV, L.P. and Matrix IV Entrepreneurs Fund, L.P. T. Barrows, a general partner of Matrix Partners IV, L.P. and Matrix IV Entrepreneurs Fund, L.P., disclaims beneficial ownership of the shares held by Matrix Partners IV, L.P. and Matrix IV Entrepreneurs Fund, L.P., except to the extent of his proportionate pecuniary interest therein. Also includes 30,000 shares of common stock issuable upon the exercise of stock options.

(9) Includes shares held by Norwest Venture Partners VI, L.P. P. Haque, a general partner of Norwest Venture Partners VI, L.P., disclaims beneficial ownership of the shares held by Norwest Venture Partners VI, L.P., except to the extent of his proportionate pecuniary interest therein. Also includes 30,000 shares of common stock issuable upon the exercise of stock options.

(10) Includes 42,500 shares of common stock issuable upon the exercise of stock options.

(11) Includes shares held by Atlas Venture Fund II, L.P. C. Spray, a general partner of Atlas Venture Fund II, L.P., disclaims beneficial ownership of the shares held by Atlas Venture Fund II, L.P., except to the extent of his proportionate pecuniary interest therein. Also includes 30,000 shares of common stock issuable upon the exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PRIVATE STOCK FINANCINGS

        In August 1999, OnDisplay sold to various investors 1,723,739 shares of preferred stock at a purchase price of $9.52 per share. Each share of preferred stock converted into one share of common stock in OnDisplay's initial public offering in December 1999.

        In December 1999, OnDisplay sold to various investors, in private transactions occurring concurrently with the initial public offering, an aggregate of 300,000 shares of common stock at a purchase price of $26.04, which equaled the initial public offering price, less the underwriter discount. These shares are "restricted" under Rule 144 and not currently freely tradable.

        The following holders of more than 5% of our outstanding stock purchased shares in these private offerings, which purchases may be attributed to the directors of OnDisplay indicated in the table:


                                                                 PREFERRED STOCK   COMMON STOCK
                                                                 ---------------   ------------
HOLDERS OF MORE THAN 5%:
   Amerindo Investment Advisers, Inc. and affiliates(1) ....          52,521          26,783
   Matrix Partners IV, L.P(2) ..............................         137,214          15,920
   Atlas Venture Fund II, L.P. .............................          52,521              --
   Norwest Venture Partners VI, LP. ........................         119,088          30,862
DIRECTORS:
   Timothy Barrows (3) .....................................         137,214          15,920
   Christopher Spray (4) ...................................          52,521              --
   Promod Haque (5) ........................................         119,088          30,362


(1) Amerindo Investment Advisors Inc. and its affiliates, which manages the accounts holding these shares, disclaims beneficial ownership of the shares.

(2)     Includes shares purchased by the Matrix IV Entrepreneurs Fund, L.P.

(3) Consists of shares purchased by Matrix Partners IV, L.P and Matrix IV Entrepreneurs Fund, L.P. Mr. Barrows, a general partner of Matrix Partners IV, L.P and Matrix IV Entrepreneurs Fund, L.P., disclaims beneficial ownership of the shares purchased by Matrix Partners IV, L.P and Matrix IV Entrepreneurs Fund, L.P., except to the extent of his proportionate pecuniary interest therein.

(4) Consists of shares purchased by Atlas Venture Fund II, L.P. Mr. Spray, a general partner of Atlas Venture Fund II, L.P., disclaims beneficial ownership of the shares purchased by Atlas Venture Fund II, L.P., except to the extent of his proportionate pecuniary interest therein.

(5) Consists of shares held by Norwest Venture Partners VI, LP. Mr. Haque, a general partner of Norwest Venture Partners VI, LP, disclaims beneficial ownership of the shares purchased by Norwest Venture Partners VI, LP, except to the extent of his proportionate pecuniary interest therein.

OFFICER LOANS

        In December 1999, OnDisplay made loans to the following executive officers in order to fund the exercise of a portion of the stock option held by each of them:


               NAME                                  AMOUNT       NUMBER OF SHARES
               ----                                  ------       ----------------
               Mark Pine......................     $  312,500        125,000
               Venkat Mohan...................     $  650,000        100,000
               Trung Dung.....................     $  325,000         50,000
               David Larson...................     $  500,000        100,000


        Each loan was made under a full-recourse promissory note secured by pledge of the purchased shares. The notes will mature in June 2001 and bear interest at 5.66% compounded semiannually and payable at maturity. Some of the shares purchased have not vested. OnDisplay has the right to repurchase unvested shares if the executive's employment terminates under some circumstances.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) Financial Statements and Exhibits

        The following financial statements are filed as part of this report:


                                                                                        PAGE
                                                                                        ----
              Report of Independent Auditors.......................................      38
              Balance Sheet........................................................      39
              Statement of Operations..............................................      40
              Statement of Stockholder's Equity (Deficit)..........................      41
              Statement of Cash Flows..............................................      42


        All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange commission are not required under the related instructions or are inapplicable, and therefore have been omitted. See, however, Exhibit 27.1 Financial Data Schedule.


   EXHIBIT
   NUMBER                              DESCRIPTION OF DOCUMENT
   ------                              -----------------------
    *3.1(b)    Certificate of Incorporation
    *4.1(b)    Bylaws
   *10.1(a)    Third Restated Investor Rights Agreement dated August 2, 1999
   *10.1(b)    Amendment to Third Restated Investor Rights Agreement dated September 9, 1999
    10.1(c)    Amendment to Third Restated Investor Rights Agreement dated December 14, 1999
    10.1(d)    Amendment to Third Restated Investor Rights Agreement dated December 21, 1999
   *10.2       1996 Stock Plan and forms of agreements thereunder
    10.2(a)    Amended and Restated 1996 Stock Plan
   *10.3       1999 Employee Stock Purchase Plan
   *10.4       Form of Director and Executive Officer Indemnification Agreement
   *10.5       Sublease between the registrant and Irwin Home Equity Corporation dated December 2, 1998 for office space located at 12667 Alcosta
               Boulevard, San Ramon, California
   *10.6       Sublease between registrant and Knutson Mortgage Corporation dated September 17, 1996 for office space located at 2682 Bishop
               Drive, San Ramon, California
   *10.7       Master Equipment Lease Agreement dated February 25, 1999 between registrant and Comdisco, Inc.
   *10.8       Senior Loan and Security Agreement dated June 2, 1997 between the registrant and Phoenix Leasing, Inc.
    23.1       Consent of PricewaterhouseCoopers LLP, independent accountants
    24.1       Power of Attorney (page 56 of original filing)
    27.1       Financial Data Schedule

* Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 333-26889) as declared effective by the Commission on December 17, 1999.

        (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ONDISPLAY, INC.

                            By: /s/          DAVID LARSON
                               ------------------------------------------------
                               Vice President Finance, Chief Financial Officer


Date:  May 1, 2000

                                POWER OF ATTORNEY

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities indicated on May 1, 2000:


            SIGNATURE                                                TITLE
            ---------                                                -----
       /s/          MARK PINE*
-----------------------------------
            Mark Pine                             Chief Executive Officer and Chairman of
                                                  the Board
       /s/        DAVID LARSON
-----------------------------------
           David Larson                           Vice President Finance, Chief Financial
                                                  Officer

      /s/   CHRISTOPHER SPRAY*
-----------------------------------
        Christopher Spray                         Director

     /s/     TIMOTHY BARROWS*
-----------------------------------
         Timothy Barrows                          Director

     /s/       VENKAT MOHAN*
-----------------------------------
           Venkat Mohan                           Director

     /s/         JOHN MANDILE*
-----------------------------------
           John Mandile                           Director

     /s/     CARMINE VILLANI*
-----------------------------------
         Carmine Villani                          Director

     /s/       PROMOD HAQUE*
-----------------------------------
           Promod Haque                           Director

     /s/     MARGARET TAYLOR*
-----------------------------------
         Margaret Taylor                          Director


By
   --------------------------------
        David Larson
        Attorney in Fact