Form 10-K405/A
period 1999-12-31
ONDISPLAY INC
filed 2000-05-04
CIK 1093513

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                 FORM 10-K/A-2
                            ------------------------
(MARK ONE)

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

OBERON ACQUISITION

     OnDisplay acquired Oberon Software Incorporated on March 21, 2000. Oberon offers software solutions designed to help its customers automate the integration of multiple application software offerings. Oberon's solutions enable the connection of customers and suppliers, the automation of internal business processes required to work effectively with customers and suppliers, and the ability to rapidly respond to changes in these relationships. This is accomplished through Oberon's e-Enterprise suite of integration products, a visual integration development environment and suite of intelligent applications and technology adapters. Together, these simplify the integration of business applications, and a growing network of third-party application and service partners. Oberon's products and services are designed to support each state of e-business integration; including intra-enterprise, business-to-business, business-to-consumer and e-marketplace.

EXECUTIVE OFFICERS

     The following table sets forth information concerning our executive officers.

                 NAME                    AGE                        POSITION
                 ----                    ---                        --------
Mark Pine..............................  45     Chairman of the Board and Chief Executive Officer
Venkat Mohan...........................  47     President, Chief Operating Officer and Director
David Larson...........................  52     Vice President and Chief Financial Officer
Trung Dung.............................  33     Chief Technology Officer
Olivier Sermet.........................  35     Sr. Vice President, Worldwide Field Operations
Carol Richwood.........................  39     Vice President, Corporate Controller
Santi Pierini..........................  37     Vice President, Global Product Management
Peter Buzzard..........................  33     Vice President of Product Marketing
Janet Azevedo..........................  40     Vice President of Human Resources

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

        The following table sets forth certain information regarding the Company's directors.


                                                                                        DIRECTOR
                NAME                     AGE            POSITION AT ONDISPLAY            SINCE
                ----                     ---            ---------------------            -----
Class I directors whose terms expire
at the 2000  annual meeting of
stockholders:

   John Mandile......................    39    Director                                 1996
   Christopher Spray.................    44    Director                                 1996

Class II directors whose terms
expire at the 2001 annual meeting of
stockholders:

   Timothy Barrows(1)................    43    Director                                 1996
   Promod Haque(1)(2)................    52    Director                                 1997
   Venkat Mohan......................    47    President, Chief Operating Officer and
                                               Director                                 1999

Class III directors whose terms
expire at the 2002 annual meeting of
stockholders:

   Mark Pine.........................    45    Chairman, Chief Executive Officer and
                                               Director                                 1996
   Margaret Taylor(2)................    49    Director                                 1999
   Carmine Villani(2)................    57    Director                                 1997


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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Neither of the members of the compensation committee is currently or has been, at any time since the formation of the Company, an officer or employee of the Company. The two members of the compensation committee are general partners of venture capital investment funds that participated in private stock financings by the Company in 1999, as described in Item 13 "Certain Relationships and Related Transactions -- Private Stock Financings." No executive officer of the Company serves, or served in fiscal 1999, as a member of the board of directors or compensation committee of any entity that has or had one or more executive officers serving as a member of the Company's Board or compensation committee.


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

                           SUMMARY COMPENSATION TABLE


                                                                                        LONG TERM
                                                                                      COMPENSATION
                                                                                         AWARDS
NAME AND PRINCIPAL POSITION                                  ANNUAL COMPENSATION         SHARES
                                                           -----------------------     UNDERLYING
                                                           SALARY ($)    BONUS ($)     OPTIONS (#)
                                                           ----------    ---------    ------------
Mark Pine..........................................         180,000       159,000        250,000
   Chairman of the Board and Chief Executive Officer
Mark Deppe.........................................         163,750        75,375         50,000
   Vice President, Software Development
Olivier Sermet.....................................         189,844        45,626         60,000
   Vice President, Worldwide Field Operations
Santi Pierini......................................         180,639        17,286         55,000
   Vice President, Global Product Management
Venkat Mohan.......................................          25,852       165,312        350,000
   President and Chief Operating Officer`

Figures in the column captioned "salary" include sales commissions.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of December 31, 1999, as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all directors and executive officers of the Company as a group.

        Unless otherwise indicated, the address for each stockholder in the table is c/o OnDisplay, Inc., 12667 Alcosta Boulevard, Suite 300, San Ramon, CA 94583. Except as otherwise noted, and dependent on applicable community property laws, to our knowledge, the persons named in this table have sole voting and investing power with respect to all of the shares of common stock held by them.


                                                                      SHARES BENEFICIALLY OWNED*
                                                                 ------------------------------------
BENEFICIAL OWNER                                                   NUMBER            PERCENT
                                                                 ----------    ----------------------
Matrix Partners IV, L.P.(1)...........................            2,951,165           15.02%
  Bay Colony Corporate Center
  1000 Winter Street, Suite 4500
  Waltham, MA  02154

Norwest Venture Partners VI, L.P......................            2,594,181           13.20%
  245 Lytton Avenue, Suite 250
  Palo Alto, CA  94111

Atlas Venture Fund II, L.P............................            2,390,784           12.17%
  222 Berkeley Street
  Boston, MA  02116

Amerindo Investment Advisors, Inc. And affiliates(2)..             1,664,963           8.47%
  One Embarcadero, Suite 2300
  San Francisco, CA  94111
Mark Pine(3)..........................................            1,585,275            8.07%
Trung Dung............................................              987,175            5.02%
Venkat Mohan(4).......................................              350,000            1.78%
Mark Deppe (5) .......................................              496,250            2.53%
Olivier Sermet(6).....................................              235,000            1.20%
Santi Pierini(7)......................................              125,000             **
Timothy Barrows(8)....................................            2,981,165           15.17%
Promod Haque(9).......................................            2,624,181           13.36%
John Mandile(10)......................................              154,405             **
Christopher Spray(11).................................            2,420,784           12.32%
Margaret Taylor.......................................               55,000             **
Carmine Villani.......................................               40,000             **
All directors and executive officers as a group (16
   persons)                                                      12,429,235           63.26%


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

(1)     Includes 147,559 shares held by the Matrix IV Entrepreneurs Fund, L.P.

(2) Amerindo Investment Advisors Inc. and its affiliates, which manages the accounts holding these shares, disclaims beneficial ownership of the shares.

(3)     Includes 246,000 shares beneficially held by trusts for the benefit of
        M. Pine's minor children and other family members. Also includes 125,000 shares of common stock issuable upon the exercise of stock options.

(4) Includes 250,000 shares of common stock issuable upon the exercise of stock options.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) Financial Statements and Exhibits

        The following financial statements are filed as part of this report:


                                                                                        PAGE
                                                                                        ----
              Report of Independent Auditors.......................................      32
              Balance Sheet........................................................      33
              Statement of Operations..............................................      34
              Statement of Stockholder's Equity (Deficit)..........................      35
              Statement of Cash Flows..............................................      36


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


   EXHIBIT
   NUMBER                              DESCRIPTION OF DOCUMENT
   ------                              -----------------------
    *3.1(b)    Certificate of Incorporation
    *4.1(b)    Bylaws
   *10.1(a)    Third Restated Investor Rights Agreement dated August 2, 1999
   *10.1(b)    Amendment to Third Restated Investor Rights Agreement dated September 9, 1999
  **10.1(c)    Amendment to Third Restated Investor Rights Agreement dated December 14, 1999
  **10.1(d)    Amendment to Third Restated Investor Rights Agreement dated December 21, 1999
   *10.2       1996 Stock Plan and forms of agreements thereunder
  **10.2(a)    Amended and Restated 1996 Stock Plan
   *10.3       1999 Employee Stock Purchase Plan
   *10.4       Form of Director and Executive Officer Indemnification Agreement
   *10.5       Sublease between the registrant and Irwin Home Equity Corporation dated December 2, 1998 for office space located at 12667 Alcosta
               Boulevard, San Ramon, California
   *10.6       Sublease between registrant and Knutson Mortgage Corporation dated September 17, 1996 for office space located at 2682 Bishop
               Drive, San Ramon, California
   *10.7       Master Equipment Lease Agreement dated February 25, 1999 between registrant and Comdisco, Inc.
   *10.8       Senior Loan and Security Agreement dated June 2, 1997 between the registrant and Phoenix Leasing, Inc.
  **23.1       Consent of PricewaterhouseCoopers LLP, independent accountants
  **24.1       Power of Attorney (page 56 of original filing)
  **27.1       Financial Data Schedule

* Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 333-26889) as declared effective by the Commission on December 17, 1999.

**      Filed with Original Form 10-K.

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


                            ONDISPLAY, INC.

                            By: /s/          DAVID LARSON
                               ------------------------------------------------
                               Vice President Finance, Chief Financial Officer


Date:  May 3, 2000


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities indicated on May 3, 2000:


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

     /s/         JOHN MANDILE*
-----------------------------------
           John Mandile                           Director

     /s/     CARMINE VILLANI*
-----------------------------------
         Carmine Villani                          Director

     /s/       PROMOD HAQUE*
-----------------------------------
           Promod Haque                           Director

     /s/     MARGARET TAYLOR*
-----------------------------------
         Margaret Taylor                          Director


By  /s/ DAVID LARSON
   --------------------------------
        David Larson
        Attorney in Fact