Form 10-Q
period 2000-03-31
ONDISPLAY INC
filed 2000-05-15
CIK 1093513

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-28455

                            ------------------------

                                ONDISPLAY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      68-0391052
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

           12667 ALCOSTA BOULEVARD
                  SUITE 300
            SAN RAMON, CALIFORNIA                                  94583
        (ADDRESS OF PRINCIPAL OFFICE)                           (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (925) 355-3200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On April 18, 2000, the registrant had outstanding 22,135,979 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                ONDISPLAY, INC.

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements................................    3
         Condensed Consolidated Balance Sheets at December
         31, 1999 and March 31, 2000........................    3
         Condensed Consolidated Statements of Operations for
         the three months ended March 31, 1999 and March 31,
         2000...............................................    4
         Condensed Consolidated Statements of Cash Flows for
         the three months ended March 31, 1999 and March 31,
         2000...............................................    5
         Notes to the Condensed Consolidated Financial
         Statements.........................................    6
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................    9
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................   19

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   21
Item 6. Exhibits and Reports on Form 8-K....................   22
SIGNATURES..................................................   22

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ONDISPLAY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 31,     MARCH 31,
                                                                  1999           2000
                                                              ------------    -----------
                                                                              (UNAUDITED)
Cash and cash equivalents...................................    $109,617       $114,371
Short-term investments......................................          --         10,977
Accounts receivables, net...................................       4,419          5,112
Prepaids and other current assets...........................       1,171          1,046
                                                                --------       --------
          Total Current Assets..............................     115,207        131,506
Property and equipment, net.................................       1,581          4,014
Intangible assets...........................................          --        189,247
Deposits and other assets...................................         314            523
                                                                --------       --------
          Total Assets......................................    $117,102       $325,290
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................    $  4,251       $  8,127
Deferred revenue............................................       2,617          7,768
Current portion of long-term debt...........................       1,199          2,382
                                                                --------       --------
          Total Current Liabilities.........................       8,067         18,277
Long-term debt..............................................       2,338          4,513
                                                                --------       --------
          Total Liabilities.................................      10,405         22,790
STOCKHOLDERS' EQUITY
Common Stock................................................          16             19
Additional paid-in capital..................................     168,866        385,539
Deferred stock-based compensation...........................     (29,175)       (24,913)
Notes receivable from shareholders..........................      (1,788)        (1,788)
Accumulated deficit.........................................     (31,222)       (56,357)
                                                                --------       --------
          Total Stockholders' Equity........................     106,697        302,500
                                                                --------       --------
          Total Liabilities and Stockholders' Equity........    $117,102       $325,290
                                                                ========       ========

  The accompanying Notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                                ONDISPLAY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                -------------------
                                                                 1999        2000
                                                                -------    --------
License revenues............................................    $   628    $  4,665
Service revenues............................................        922       2,376
                                                                -------    --------
          Total revenues....................................      1,550       7,041
Cost of license revenues....................................          1           2
Cost of service revenues....................................        877       2,393
                                                                -------    --------
          Total cost of revenues............................        878       2,395
Gross profit................................................        672       4,646
                                                                -------    --------
Operating expenses:
  Sales and marketing.......................................      1,600       7,349
  Research and development..................................        738       2,327
  General and administrative................................        564       1,904
  Amortization of deferred stock-based compensation.........        322       4,262
  Purchased in-process research and development.............         --      15,300
                                                                -------    --------
          Total operating expenses..........................      3,224      31,142
                                                                -------    --------
Loss from operations........................................     (2,552)    (26,496)
Interest income and other...................................         85       1,507
Interest expense............................................        (12)       (146)
                                                                -------    --------
Net loss....................................................    $(2,479)   $(25,135)
                                                                =======    ========
Net loss per share -- basic and diluted.....................    $ (0.59)   $  (1.30)
                                                                =======    ========
Shares used in per share calculation -- basic and diluted...      4,203      19,343
                                                                =======    ========

  The accompanying Notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                                ONDISPLAY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               1999        2000
                                                              -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(2,479)   $(25,135)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................      100         208
     Provision for doubtful accounts........................       --           5
     Amortization of deferred stock-based compensation......      322       4,262
     Amortization of discount related to warrants issued in
      connection with long term loan........................       --          45
     Purchased in-process research and development..........       --      15,300
     Change in operating assets and liabilities:
       Accounts receivable..................................    1,052        (222)
       Prepaid and other current assets.....................     (109)        307
       Accounts payable.....................................        3         (32)
       Accrued liabilities..................................     (258)        295
       Deferred revenue.....................................     (405)      5,151
       Other long term assets...............................      (46)       (198)
                                                              -------    --------
          Net cash used in operating activities.............   (1,820)        (14)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in a business combination...................       --       3,453
  Acquisition of property and equipment.....................     (235)       (974)
  Purchase of short-term investments........................       --     (10,977)
                                                              -------    --------
          Net cash used in investing activities.............     (235)     (8,498)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net...............       31      13,590
  Principal payment under capital lease obligations.........      (28)        (99)
  Repayment of long term loan...............................       --        (225)
                                                              -------    --------
          Net cash provided by financing activities.........        3      13,266
                                                              -------    --------
Net (decrease) increase in cash and cash equivalents........   (2,052)      4,754
Cash and cash equivalents at beginning of period............    4,648     109,617
                                                              -------    --------
Cash and cash equivalents at end of period..................  $ 2,596    $114,371
                                                              =======    ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired under capital lease
     obligations............................................  $    --    $    828
                                                              =======    ========
  Fair value of common stock issued and transaction costs
     for acquisition of Oberon Software Inc.................  $    --    $206,175
                                                              =======    ========

  The accompanying Notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                                ONDISPLAY, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 -- GENERAL AND BASIS OF FINANCIAL STATEMENTS

     OnDisplay, Inc. (the "Company") develops and markets software applications for powering e-business portals and e-marketplaces in both business-to-business and business-to-consumer e-commerce. The Company's product suite provides an open, scalable, adaptable solution to enable the rapid aggregation, exchange, integration, personalization and syndication of e-business information and services from a broad range of partners, suppliers and customers. Through the use of the Internet, customers are able to use our solutions to align information systems of business allies without modification to existing applications or to migrate rapidly from their existing systems to new enterprise applications. The Company operates in a single business segment and does not have any separately reportable business segments as of March 31, 2000.

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company's opinion, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 1999 and March 31, 2000, and its results of operations and cash flows for the three months ended March 31, 1999 and 2000. The results of operations for these periods are not necessarily indicative of results that may be expected for the year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its Form 10-K for the year ended December 31, 1999.

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

NOTE 2 -- NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all dilutive potential common stock, including nonvested common stock, options, warrants and preferred stock. Options, warrants, common stock subject to repurchase and preferred stock were not included in the computation of diluted net loss per share in the periods reported because the effect would be antidilutive.

     Antidilutive securities not included in net loss per share calculation for the periods (in thousands):

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1999     2000
                                                              -----    -----
Common stock subject to repurchase..........................    420      820
Common stock options........................................    645    3,108
Warrants....................................................     --       85
Preferred Stock.............................................  8,883       --

NOTE 3 -- COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for

                                ONDISPLAY, INC.

reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company has no comprehensive income components other than its net loss.

NOTE 4 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 was effective for all fiscal quarters beginning with the quarter ending June 30, 1999. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the first fiscal quarter ending June 30, 2000. The Company has not engaged in hedging activities or invested in derivative instruments.

     In December 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-9 "Modification of SOP 97-2, "Software Revenue Recognition" and the Company adopted the statement for all transactions entered into in fiscal 2000. The adoption of this statement did not have a material impact on the Company's operating results, financial position or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000. The Company is required to adopt the provisions of SAB 101 in its second fiscal quarter of 2000. While SAB 101 does not supercede the software industry specific revenue recognition guidance, which the Company believes it is in compliance with, the SEC Staff has recently informally indicated its views related to SAB 101 which may change current interpretations of software revenue recognition requirements. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

NOTE 5 -- BUSINESS COMBINATIONS

     On March 31, 2000, the Company acquired 100 percent of the outstanding stock and assumed all outstanding stock options of privately held Oberon Software Inc. ("Oberon"), a leading provider of business process automation software, in exchange for approximately 1,960,500 shares of the Company's common stock. The total cost of the acquisition, including transaction costs, was approximately $206,175,000.

     The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the results of operations of Oberon will be included with those of the Company for periods subsequent to the date of acquisition, and the acquired net assets were recorded at their estimated fair values at the effective date of the acquisition. The following table presents the allocation of the purchase price (in thousands):

In-process research and development.........................  $ 15,300
Acquired technology.........................................     5,100
Excess of costs over fair value of net assets acquired......   184,147
Net fair value of tangible assets acquired and liabilities
  assumed...................................................     1,628
                                                              --------
                                                              $206,175
                                                              ========

     In connection with the transaction, the Company incurred a charge of $15.3 million for the write-off of in-process research and development in the consolidated statement of operations for the three months ended March 31, 2000. The amounts allocated to acquired technology are being amortized over a three-year period. The excess of cost over fair value of net assets acquired is being amortized over a four-year period.

                                ONDISPLAY, INC.

     The pro forma combined results of operations of OnDisplay, Inc and Oberon for the three months ended March 31, 1999 and 2000 after giving effect to certain pro forma adjustments are as follows (in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
Revenue................................................  $  2,818    $  8,240
Operating loss.........................................   (30,975)    (27,393)
Net loss...............................................   (30,866)    (26,783)
Basic net loss per share...............................     (5.01)      (1.26)

     The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisition of Oberon occurred on January 1, 1999 or of future results.

NOTE 6 -- COMMON STOCK

     In December 1999, the Company completed its initial public offering of 3,500,000 shares of common stock, in additional to a concurrent private placement of 300,000 shares, and realized proceeds of $97.6 million. In January 2000, the underwriters exercised their overallotment option for 525,000 shares resulting in additional proceeds of $13.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. Words such as "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions are included to identify forward-looking statements. The following discussion should be read in conjunction with the Financial Statements and Notes included elsewhere in this report. The Company's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results, Liquidity and Capital Resources" below, as well as Risk Factors included in the Company's Annual Report on Form 10-K, as amended, initially filed with the Securities and Exchange Commission ("SEC") on March 24, 2000.

OVERVIEW

     Substantially all of our revenues since inception are derived from the license of applications based on our CenterStage technology platform and related services. Our product pricing is principally based on the number of servers running the software and the number of different information sources accessed by each customer. Service revenues consist of fees received for consulting, maintenance, customer support and training.

     We sell our CenterStage products and related services primarily through a direct sales force based in the United States, Europe and Singapore. In addition, we have entered into co-marketing arrangements to enhance our indirect sales channels. In the future, we expect that the majority of our revenues will continue to be derived from our direct sales force.

     Revenues from software license agreements are recognized upon shipment or upon notification to the customer of the downloadable software location, provided that a signed contract exists, the fee is fixed or determinable, and collection of the resulting receivable is probable and, if applicable, acceptance criteria are met. Service revenues are recognized as services are performed or, with respect to maintenance, ratably over the contract term, typically over one year.

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

     We completed our acquisition of Oberon Software on March 31, 2000, the last day of the quarter. The transaction was a stock-for-stock merger, accounted for using the purchase method of accounting. In connection with the acquisition, we allocated $189.2 million to acquired intangible assets and goodwill and recorded a one-time charge of $15.3 million for purchased in-process research and development. The acquired intangible assets and goodwill will be amortized over from three to four years. Included in our future expenses will be amortization of acquired intangible assets and goodwill of $35.8 million in 2000, $47.7 million in 2001 and 2002, $46.5 million in 2003 and $11.5 million in 2004.

     Since inception, we have incurred substantial research and development costs and invested heavily in the expansion of our sales, marketing and professional services organizations to support our long-term growth strategy. The number of our full-time employees increased from 65 as of December 31, 1998, to 175 as of December 31, 1999, and to 297, including 90 as a result of our acquisition of Oberon Software, as of March 31, 2000. As a result of these expenses, we have incurred net losses in each fiscal quarter since inception and, as of March 31, 2000, had an accumulated deficit of $56.4 million, including a one time charge of $15.3 million for purchased in-process research and development. We intend to continue expanding our sales and marketing groups and to implement significant marketing programs to solidify our market position, gain name recognition, establish an international presence and introduce new products and services. We also intend to increase our research and development and professional services groups so that we can continue investing in new products and adding additional services to benefit our customers. As a result of these anticipated expenditures we expect to incur net losses in the foreseeable future.

     Through March 31, 2000, we have recorded aggregate deferred stock-based compensation of $33.5 million in connection with stock option grants. This compensation will be amortized over the four-year vesting period of the options. Included in future expenses will be stock-based compensation as a result of stock options granted through December 31, 1999, of $11.1 million in the remaining nine months of 2000, $8.0 million in 2001, $4.2 million in 2002 and $1.6 million in 2003.

     We believe that period-to-period comparisons of our operating results should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. There can be no assurance we will be successful in addressing such risks and difficulties. Although we have experienced revenue growth recently, this growth may not continue. In addition, we may not achieve or maintain profitability in the future.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
License revenues............................................    40.5%      66.3%
Service revenues............................................    59.5       33.7
                                                              ------     ------
          Total revenues....................................   100.0      100.0
Cost of license revenues....................................      --         --
Cost of service revenues....................................    56.6       34.0
                                                              ------     ------
          Total cost of revenues............................    56.6       34.0
                                                              ------     ------
Gross profit................................................    43.4       66.0
                                                              ------     ------
Operating expenses:
  Sales and marketing.......................................   103.2      104.4
  Research and development..................................    47.6       33.1
  General and administrative................................    36.4       27.0
  Amortization of deferred stock-based compensation.........    20.8       60.5
  Purchased in-process research and development.............      --      217.3
                                                              ------     ------
          Total operating expenses..........................   208.0      442.3
Loss from operations........................................  (164.6)    (376.3)
Interest income and other...................................     5.5       21.4
Interest expense............................................    (0.8)      (2.1)
                                                              ------     ------
Net loss....................................................  (159.9)%   (357.0)%
                                                              ======     ======

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

  Revenues

     Our revenues are derived from software licenses and related services. Our revenues were $7.0 million for the three months ended March 31, 2000, $1.6 million for the year earlier quarter and $4.5 million in the fourth quarter of 1999.

     License Revenues. Our license revenues were $4.7 million for the three months ended March 31, 2000, $628,000 for the year earlier quarter and $2.8 million for the fourth quarter of 1999, and represented 66.3%, 40.5% and 62.3%, respectively, of total revenues. These dollar increases reflected continued market acceptance of our CenterStage products in the e-commerce markets, and an increase in the size and productivity of the sales force.

     Service Revenues. Our service revenues were $2.4 million for the three months ended March 31, 2000, $922,000 for the year earlier quarter and $1.7 million for the fourth quarter of 1999, and represented 33.7%, 59.5% and 37.7%, respectively, of total revenues. These dollar increases were primarily due to increases in our customer base and service contracts performed during these periods. We expect that the proportion of our service revenues to total revenues will fluctuate in the future, depending in part on our customers' breadth and scope of implementation and the mix of products implemented.

  Cost of Revenues

     Our cost of revenues was $2.4 million for the three months ended March 31, 2000, $878,000 for the year earlier quarter and $1.6 million for the fourth quarter of 1999, representing 34.0%, 56.6% and 36.0%, respectively, of total revenues. These dollar increases were primarily due to increases in professional service support personnel to manage and support our growing customer base. Cost of service revenues, which constitutes substantially all of cost of revenues, exceeded service revenues in the three months ended March 31, 2000 primarily due to our investment in our consulting and training services and customer support organizations. Cost of revenues as a percentage of revenues may vary between periods due to the mix of services we provide and the extent to which we utilize outside subcontractors to perform our service work.

  Operating Expenses

     Sales and Marketing. Our sales and marketing expenses increased to $7.3 million for the three months ended March 31, 2000 from $1.6 million for the year earlier quarter and $5.0 million for the fourth quarter of 1999, representing 104.4%, 103.2% and 110.1%, respectively, of total revenues. The increase in sales and marketing was primarily due to increased headcount, increased commissions on higher sales, increased travel and expanded marketing programs. Compared to the year earlier and preceding quarter, compensation and related expenditures increased $3.4 million and $1.1 million, respectively, expenditures for travel increased $716,000 and $547,000, respectively, and expenditures on marketing programs increased $1.1 million and $384,000, respectively. We believe sales and marketing will continue to increase in future periods as we increase our sales force and expand our marketing programs.

     Research and Development. Our research and development expenses increased to $2.3 million for the three months ended March 31, 2000 from $738,000 for the year earlier quarter and $1.9 million for the fourth quarter in 1999, representing 33.1%, 47.6% and 41.7%, respectively, of total revenues. These increases were substantially all the result of increased personnel costs. We believe that research and development expenditures will increase substantially in future periods due to the addition of the Oberon Software engineering group and our continued development of additional products and enhancement of existing products. Technological feasibility of our software is generally not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to research and development have been expensed as incurred.

     General and Administrative. Our general and administrative expenses increased to $1.9 million for the three months ended March 31, 2000 from $564,000 for the year earlier quarter and $1.5 million for the fourth quarter of 1999, representing 27.0%, 36.4% and 33.7%, respectively, of total revenues. The increase over the year earlier quarter was due to increased personnel costs of $518,000, professional and outside services of $269,000 and an increase in our allowance for doubtful accounts of $335,000. The increase over the preceding quarter was due to increased professional and outside services costs of $137,000, an increase in our allowance for doubtful accounts of $290,000 offset by a decrease in personnel costs of $84,000 resulting from increased headcount offset by certain non-recurring expenses incurred in the fourth quarter of 1999. We believe that general and administrative costs will increase in future periods as we incur additional costs related to the overall growth of our company.

     Amortization of Deferred Stock-Based Compensation. We have recorded deferred compensation for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $4.3 million for the three months ended March 31, 2000, $322,000 for the year earlier quarter and $2.1 million for the fourth quarter of 1999.

     Purchased In-Process Research and Development. In connection with our March 31, 2000 acquisition of Oberon Software, $15.3 million of the purchase price was allocated to in-process research and development, for which technological feasibility had not been achieved and which had no alternative future use. This in-process research and development was written off to operating expense.

     Loss From Operations. For the three months ended March 31, 2000 we had an operating loss of $25.1 million compared to an operating loss of $2.5 million for the year earlier quarter and $7.5 million for the fourth quarter of 1999. The increase in our operating loss from the prior year periods was the result of operating expenses increasing $27.9 million over the year earlier quarter and $20.6 million over the preceding quarter. The largest components of the increase were the one time charge in the three months ended March 31, 2000 of $15.3 million for purchased in-process research and development, the increase in sales and marketing expenses of $5.7 million over the year earlier quarter and $2.4 million over the preceding quarter and the increase in amortization of stock-based compensation of $3.9 million over the year earlier quarter and $2.1 million over the preceding quarter. The increase was offset in part by higher gross profits which increased $4.0 million over the year earlier quarter and $1.7 million over the preceding quarter.

     Interest Income and Other. Our interest income and other was $1.5 million for the three months ended March 31, 2000, $85,000 for the year earlier quarter and $297,000 for the fourth quarter in 1999. The increases in interest income were primarily the result of higher average cash balances available for investment.

     Interest Expense. Our interest expense was $146,000 for the three months ended March 31, 2000, $12,000 for the year earlier quarter and $149,000 for the fourth quarter of 1999. The increase in interest expense resulted from additional borrowings and higher capital lease obligations; including the expense related to the valuation of warrants granted to a lender as part of these borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000 we had cash and cash equivalents and short-term investments of $125.3 million, compared to $109.6 million at December 31, 1999, an increase of $15.7 million.

     In December 1999, we completed our initial public offering of common stock. In January 2000, the underwriters exercised their overallotment option for 525,000 shares resulting in additional proceeds of $13.6 million.

     Net cash used in operating activities was $14,000 for the three months ended March 31, 2000. Net cash used in operating activities in 2000 reflects an increase in deferred revenue of $5.2 million which includes prepaid maintenance and services as well as funds received for license transactions which have not yet been recognized as revenue. This is offset by the net loss for the quarter, excluding the non-cash charges related to in-process research and development and amortization of deferred stock-based compensation.

     For the three months ended March 31, 2000 capital expenditures, including those under capital leases, totaled $1.8 million. Cash of approximately $3.5 million was received as a result of the purchase of Oberon Software.

     We believe that we have working capital sufficient to meet our operational and capital expenditure requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

     The Company established a program to address the impact of the year 2000 date transition on its operations. We established a year 2000 compliance team, composed of high-level representatives of the product, information systems and general and administrative departments to evaluate our internal and external systems. The team was charged with the responsibility of formulating and implementing our year 2000 readiness and analyzed our operations and relationships as they related to the year 2000 problem. The total cost of year 2000 preparation and remediation have not been material.

     The Company currently knows of no significant year 2000 related failures which occurred in either its products or its internal systems as a result of the date change from December 31, 1999 to January 1, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 was effective for all fiscal quarters beginning with the quarter ending June 30, 1999. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the first fiscal quarter ending June 30, 2000. The Company has not engaged in hedging activities or invested in derivative instruments.

     In December 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-9 "Modification of SOP 97-2, "Software Revenue Recognition" and the Company adopted the statement for all transactions entered into in fiscal 2000. The adoption of this statement did not have a material impact on the Company's operating results, financial position or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000. The Company is required to adopt the provisions of SAB 101 in its second fiscal quarter of 2000. While SAB 101 does not supercede the software industry specific revenue recognition guidance, which the Company believes it is in compliance with, the SEC Staff has recently informally indicated its views related to SAB 101 which may change current interpretations of software revenue recognition requirements. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

OTHER FACTORS AFFECTING OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

We have a history of losses and expect losses in the future. If we do not achieve or sustain profitability in the future, our viability will be in doubt and our stock price will decline.

     We were incorporated in August 1996 and first recognized revenues in the fourth quarter of 1997. As of March 31, 2000, we had an accumulated deficit of approximately $56.4 million. To date, we have not had a profitable quarter and do not expect to have a profitable quarter in 2000. If we do achieve profitability, we cannot be certain that we can sustain profitability in the future. To date, we have funded our operations from the sale of equity securities and have not generated cash from operations. We expect to continue to incur significant costs developing and introducing enhancements to our suite of e-business infrastructure applications and related services and expanding our direct sales and marketing activities, leading to losses at least through 2001. These losses could impede our ability to compete effectively by creating doubt among our potential customers as to our long-term viability, and cause a decrease in the market price of our common stock. Although our revenues have grown in recent quarters, there can be no assurance that we can sustain these growth rates, or that these growth rates are indicative of future revenue growth rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     In the past, we have recognized a substantial portion of our revenues in the last few days of a quarter, which is typical of many companies in the software industry, and we believe is primarily due to the budgetary cycles of and the timing of purchasing decisions by our customers. We cannot accurately predict our financial results for any quarter until very late in that quarter. In addition, we may derive a significant portion of our revenues in each quarter from a small number of large orders. A delay in completing an anticipated sale near the end of a quarter could seriously harm our net operating results for that quarter.

     Our expense levels are relatively fixed in the short term and are based, in part, on our expected future revenues. Our inability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall could accentuate the negative effect on our quarterly results.

Our revenues depend on a limited number of product lines.

     Substantially all of our revenues have been derived from software licenses and service fees from one suite of products, CenterStage. We expect that the CenterStage suite of products will continue to account for the substantial majority of our total revenues for at least the next several quarters.

     The market into which we sell our products is rapidly evolving. Therefore, the level of market acceptance our products will attain is difficult to forecast. Market acceptance could be seriously impeded in the following circumstances:

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

     Our licenses with customers generally contain provisions designed to limit our exposure to potential product liability claims such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally limit the amounts recoverable for damages to the amounts paid by our customers to us for the products or services giving rise to the damages. We cannot be certain that the limitations of liability we include in our contracts will be enforceable since existing or future laws or unfavorable judicial decisions could negate these liability limiting provisions. The successful assertion of one or more large claims that exceed contractual limitation on our liability could have a significant negative impact on our results of operations and cause our stock price to fall.

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

We could incur problems in connection with our acquisition of Oberon Software.

     We will need to overcome significant issues in order to realize any benefits or synergies from the acquisition of Oberon Software, Inc., including the timely, efficient and successful execution of a number of post-merger events. Key events include:

     - integrating the operations of the two companies;

     - retaining and assimilating the key personnel of each company;

     - offering the existing products and services of each company to the other company's customers;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high credit quality issuers, invest only in U.S. Government securities and marketable securities with active secondary or resale markets to ensure portfolio liquidity and, with the exception of the U.S. Government and its agencies, limit the amount of credit exposure to any one issuer. The portfolio's average weighted maturity may not exceed 6 months and the maximum maturity of any single obligation may not exceed 13 months. Investment maturities are staggered within the portfolio in order to minimize the need to sell securities to meet liquidity requirements and the portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore are not subject to foreign currency risk on such investments.

     The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). All cash equivalent, short term and long term investments are treated as "available for sale" under SFAS 115.

     The table below presents principal amounts and related weighted average interest rates for our investment portfolio. All securities at March 31, 2000 mature in one year or less and are classified as short-term.

                             SHORT-TERM INVESTMENTS
                         (DOLLAR AMOUNTS IN THOUSANDS):

                                                                         AVERAGE
                                                                         INTEREST
                                                           FAIR VALUE      RATE
                                                           ----------    --------
Commercial Paper.........................................   $ 69,776       5.82%
United States Government Agencies........................     30,107       6.13%
Corporate notes and bonds................................      8,074       6.41%
                                                            --------
                                                            $107,957
                                                            ========

     Currently, the majority of our sales and expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains and losses to date.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By a special meeting of the shareholders on March 30, 2000 our stockholders approved the following proposals:

     - The Company's issuance of shares of OnDisplay common stock to stockholders of Oberon Software Incorporated in connection with the merger of a wholly-owned subsidiary of OnDisplay with Oberon. The Stockholders' vote on this proposal was 14,618,080 shares FOR; 429 shares AGAINST; and 5,875 shares ABSTAINED from voting.

     - The Company's 1996 Stock Plan was amended to increase the number of shares of common stock issuable under the plan from 4,975,000 to 6,975,000 shares. The Stockholders' vote on this amendment was 13,592,826 shares FOR; 1,030,742 shares AGAINST; and 816 shares ABSTAINED from voting.

     - The Company's 1999 Employee Stock Purchase Plan was approved. The Stockholders' vote on this amendment was 14,033,455 shares FOR; 587,184 shares AGAINST; and 3,745 shares ABSTAINED from voting.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. See, however, Exhibit 27.1 Financial Data Schedule.

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
           Agreement between Registrant and Oberon Software Inc. dated
 *2.1      January 17, 2000.
 27.1      Financial Data Schedule.

---------------
* Incorporated by reference to the Company's Form 8-K filed on February 1, 2000 (File No. 000-28455).

     (b) Reports on Form 8-K.

          (i) Report on Form 8-K filed on February 1, 2000 containing Agreement between Registrant and Oberon Software Inc. dated January 17, 2000 and text of press release dated January 18, 2000, announcing the proposed merger of the Company and Oberon Software Inc.

          (ii) Report on Form 8-K filed on February 23, 2000 containing financial statements and pro forma financial information for the Company and Oberon Software Inc.

          (iii) SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONDISPLAY, INC.

                                          By:       /s/ DAVID LARSON
                                            ------------------------------------
                                                        David Larson
                                             Vice President and Chief Financial
                                                           Officer

                                          By:      /s/ CAROL RICHWOOD
                                            ------------------------------------
                                                       Carol Richwood
                                               Vice President and Controller

Date: May 15, 2000